Form 10-Q
period 1997-05-31
LAMALIE ASSOCIATES INC
filed 1997-08-08
CIK 1038315

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1997
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         Commission File Number 0-22645

                            LAMALIE ASSOCIATES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  FLORIDA                                           59-2776441
      (State of Other Jurisdiction of                            (I.R.S. Employer
       Incorporation or Organization)                         Identification Number)

                                200 Park Avenue
                               New York, New York
                                   10166-0136
                    (Address of Principal Executive Offices)

                                 (212) 953-7900
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No  ___

     At July 8, 1997, the Registrant had outstanding 5,325,000 shares of $.01 par value common stock.

================================================================================

                            LAMALIE ASSOCIATES, INC.

                                     INDEX

                                                             PAGE
                                                             ----
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
  Condensed Statements of Operations for the three-month
     periods ended May 31, 1997 and 1996....................    3
  Condensed Balance Sheets at May 31, 1997 and February 28,
     1997...................................................    4
  Condensed Statements of Cash Flows for the three-month
     periods ended May 31, 1997 and 1996....................    5
  Notes to Condensed Financial Statements...................    6
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    7
PART II.  OTHER INFORMATION.................................    8
Signatures..................................................   10

                            LAMALIE ASSOCIATES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                      MAY 31,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------   ----------
Fee revenue, net............................................  $   13,725   $   11,107
Operating expenses:
  Compensation and benefits.................................      10,544        9,548
  General and administrative expenses.......................       1,804        1,428
                                                              ----------   ----------
          Total operating expenses..........................      12,348       10,976
                                                              ----------   ----------
Operating income............................................       1,377          131
Interest expense, net.......................................         145           41
                                                              ----------   ----------
Income before provision for income taxes....................       1,232           90
Provision for income taxes..................................         530           95
                                                              ----------   ----------
          Net income (loss).................................  $      702   $       (5)
                                                              ==========   ==========
Net income per common and common equivalent share...........  $      .23   $       --
                                                              ==========   ==========
Weighted average common and common equivalent shares
  outstanding...............................................   3,042,000    3,311,000
                                                              ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                            LAMALIE ASSOCIATES, INC.

                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              (UNAUDITED)
                                                                MAY 31,     FEBRUARY 28,
                                                                 1997           1997
                                                              -----------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $    15       $ 1,662
  Accounts receivable, less allowance of $1,340 and $890,
     respectively...........................................     13,567        14,392
  Prepaid expenses..........................................      2,427           937
                                                                -------       -------
          Total current assets..............................     16,009        16,991
                                                                -------       -------
Property and equipment, net.................................      4,179         4,184
Deferred tax assets.........................................      1,800         1,958
Other assets................................................      3,450         2,428
                                                                -------       -------
          Total assets......................................    $25,438       $25,561
                                                                =======       =======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   819       $ 1,914
  Accrued compensation......................................      6,445        13,255
  Deferred tax liabilities..................................      1,800           643
  Current maturities of long-term debt......................      4,900           387
  Other current liabilities.................................         45           175
                                                                -------       -------
          Total current liabilities.........................     14,009        16,374
                                                                -------       -------
Accrued rent................................................      1,028         1,038
Long-term debt, less current maturities.....................      1,605         1,650
Deferred compensation.......................................      5,429         3,872
                                                                -------       -------
Commitments and contingencies
Stockholders' equity:
  Preferred stock; $0.01 par value; 3,000,000 shares
     authorized; no shares issued and outstanding...........         --            --
  Common stock; $0.01 par value; 35,000,000 shares
     authorized; 3,025,000 and 3,075,000 shares issued and
     outstanding, respectively..............................         30            31
  Additional paid-in capital................................      4,011         4,087
  Subscriptions receivable..................................        (38)         (153)
  Accumulated deficit.......................................       (636)       (1,338)
                                                                -------       -------
          Total stockholders' equity........................      3,367         2,627
                                                                -------       -------
          Total liabilities and stockholders' equity........    $25,438       $25,561
                                                                =======       =======

   The accompanying notes are an integral part of these financial statements.

                            LAMALIE ASSOCIATES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MAY 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $   702    $    (5)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation and amortization..........................      194        213
     Deferred income taxes..................................    1,340        404
  Changes in operating assets and liabilities...............   (7,453)    (5,747)
                                                              -------    -------
          Net cash used in operating activities.............   (5,217)    (5,135)
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net.................................     (189)      (197)
  Investment in whole life insurance........................     (746)      (829)
                                                              -------    -------
          Net cash used in investing activities.............     (935)    (1,026)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of credit borrowings.................................    4,500      2,000
  Other long-term (payments) borrowings.....................     (109)     2,144
  Payments received on subscriptions receivable.............      114        345
                                                              -------    -------
          Net cash provided by financing activities.........    4,505      4,489
                                                              -------    -------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (1,647)    (1,672)
CASH AND CASH EQUIVALENTS, at end of prior period...........    1,662      2,529
                                                              -------    -------
CASH AND CASH EQUIVALENTS, at end of current period.........  $    15    $   857
                                                              =======    =======

   The accompanying notes are an integral part of these financial statements.

                            LAMALIE ASSOCIATES, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  CONDENSED FINANCIAL STATEMENTS

     In the opinion of the Company, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of May 31, 1997 and February 28, 1997, and the results of operations and cash flows for the three-month periods ended May 31, 1997 and 1996.

     These financial statements, including the condensed balance sheet as of February 28, 1997, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. The accompanying condensed financial statements and related notes should be read in conjunction with the Company's Registration Statement on Form S-1 (File #333-26027) as declared effective by the Securities and Exchange Commission on July 1, 1997.

NOTE 2.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Net income per common and common equivalent share is determined by dividing the net income by the weighted average number of shares of common stock outstanding during the period. There were no common equivalent shares outstanding during the three-month periods ended May 31, 1997 and 1996. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 83, shares of common stock issued by the Company during the 12 months preceding the initial filing date have been included in the calculation of weighted average shares of common stock outstanding, using the treasury stock method, as if the shares were outstanding for all periods presented.

     All share and per share information in the financial statements has been adjusted to give effect to the 1,000 to one common stock split and par value restatement which became effective June 3, 1997, in connection with the reincorporation of the Company to Florida.

NOTE 3.  LONG-TERM DEBT

     The Company has obtained a commitment letter from a bank to provide various credit facilities of $15 million. Outstanding borrowings under these facilities will bear interest at various rates based on either a LIBOR index or the bank's prime lending rate, as determined at the Company's option.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

FISCAL 1998 COMPARED TO FISCAL 1997

     Fee revenue. Fee revenue increased $2.6 million, or 23.6%, to $13.7 million for the quarter-ended May 31, 1997, from $11.1 million for the quarter-ended May 31, 1996. The increase in fee revenue was primarily a result of a net increase of 7 search consultants since May 31, 1996, raising the total number of consultants employed by LAI at May 31, 1997, to 63 from 56 at May 31, 1996. Also, there was an increase of 3.4% in the average fee revenue per consultant employed for a full year to $213,000 for the quarter-ended May 31, 1997, from $206,000 for the quarter-ended May 31, 1996. The average first-year cash compensation of positions for which LAI conducted searches increased by 3.6% to $231,000 for the quarter-ended May 31, 1997, from $223,000 for the quarter-ended May 31, 1996. The Company also opened its Boston office in the third quarter and its Stamford office in the fourth quarter of fiscal 1997.

     Compensation and benefits. Compensation and benefits increased $1.0 million, or 10.4%, to $10.5 million for the quarter-ended May 31, 1997, from $9.5 million for the quarter-ended May 31, 1996. As a percentage of fee revenue, compensation and benefits decreased to 76.8% for the quarter-ended May 31, 1997, from 86.0% for the quarter-ended May 31, 1996. This decrease was primarily the result of changes to the Company's compensation system for consultants implemented effective March 1, 1997.

     General and administrative expenses. General and administrative expenses increased $400,000, or 26.3%, to $1.8 million for the quarter-ended May 31, 1997, from $1.4 million for the quarter-ended May 31, 1996. As a percentage of fee revenue, general and administrative expenses increased to 13.2% for the quarter-ended May 31, 1997, from 12.9% for the quarter-ended May 31, 1996. These increases were primarily due to increased costs associated with recruitment and relocation of additional staff, an initiative to reduce search cycle time, and the Company's training and development program.

     Operating income. Operating income increased $1.3 million to $1.4 million for the quarter-ended May 31, 1997, from $131,000 for the quarter-ended May 31, 1996. This change was primarily the result of the decreases in compensation and benefits partially offset by increases in general and administrative expenses discussed above.

     Net interest expense. Net interest expense increased $104,000 to $145,000 for the quarter-ended May 31, 1997, from $41,000 for the quarter-ended May 31, 1996, primarily due to an increase in the accrued liability related to the Company's deferred compensation plan as well as higher average line of credit borrowings.

     Provision for income taxes. The effective income tax rate for the quarter-ended May 31, 1997 of 43% varied from the statutory rate of 35% due to state and local income taxes and because certain expenses, including premiums on keyperson life insurance policies, a portion of meals and entertainment, and dues expense were non-deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     On July 8, 1997, the Company completed an initial public offering covering
2.3 million shares of its common stock. Net proceeds from the offering were approximately $25.0 million of which $3.9 million was used to repay all outstanding indebtedness under the Company's credit facilities. The Company intends to use approximately $3.0 million of the offering proceeds over the next 12 to 24 months for computer hardware and software purchases, upgrades, and enhancements. The remaining proceeds will be used for general corporate purposes, including expansion of the Company's client base, industry coverage, and geographic reach through selective acquisitions.

     The Company relies primarily upon cash flows from operations and available borrowings under its credit facilities to finance its operations. During the quarter-ended May 31, 1997, cash used in operations was $5.2 million. A significant portion of the Company's compensation expense is accrued and paid shortly after the end of the Company's fiscal year. Accordingly, amounts outstanding under the Company's line of credit are highest during the first quarter of the Company's fiscal year, with such amounts historically being repaid by cash flows from operations during the remainder of such fiscal year. To provide additional liquidity, the Company has obtained a commitment letter from a bank to provide credit facilities of approximately $15.0 million. Outstanding borrowings under these facilities will bear interest at various rates based on either a LIBOR index or the bank's prime lending rate, as determined at the Company's option.

     Capital expenditures totaled approximately $189,000 for the quarter-ended May 31, 1997. These expenditures consisted primarily of purchases of office equipment, upgrades to information systems, and leasehold improvements. Additionally, investments in whole life insurance policies intended to fund the Company's deferred compensation plan were approximately $746,000.

     The Company believes that funds from operations, its expanded credit facilities, and the net proceeds from the offering will be sufficient to meet its anticipated working capital, capital expenditures, and general corporate requirements on both a short-term basis (i.e., during the 12 months following the offering) and a long-term basis (i.e., after such 12-month period).

FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements that are based on the current beliefs and expectations of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. Such statements include those regarding general economic and executive search industry trends. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements, and the Company's future results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. These potential risks and uncertainties include dependence on attracting and retaining qualified executive search consultants, portability of client relationships, restrictions imposed by blocking arrangements, competition, relationship with Amrop International alliance of executive search firms, implementation of acquisition strategy, reliance on information processing systems, and employment liability risk. In addition to the factors noted above, other risks, uncertainties, assumptions, and factors that could affect the Company's financial results are described in the Company's Registration Statement on Form S-1 (File No. 333-26027), originally filed with the Securities and Exchange Commission April 29, 1997, as amended and as effective July 1, 1997.

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the period covered by this report, and effective May 30, 1997, the Registrant's stockholders approved by unanimous written consent the adoption and approval of actions related to the Registrant's initial public offering of shares of its common stock. The matters approved included the reincorporation of the Registrant from Delaware to Florida, the adoption of the Registrant's Articles of Incorporation and Bylaws, the Registrant's Employee Stock Purchase Plan and Omnibus Stock and Incentive Plan, and the ratification of all prior issuances of common stock by the Registrant's Delaware predecessor corporation. All 3,025,000 shares then outstanding (adjusted for a 1,000-for-1 stock split effective June 3, 1997) were voted in favor of such matters, and such matters were approved prior to the effectiveness of the registration of the Registrant's common stock under the Securities Act of 1933 and prior to the effectiveness of the registration of the Registrant's common stock under the Securities Exchange Act of 1934.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.1      --   1997 Omnibus Stock and Incentive Plan*
10.2      --   Non-Employee Directors' Stock Option Plan*
10.3      --   Profit Sharing Plan*
10.4      --   1997 Employee Stock Purchase Plan*
10.5      --   Form of Agreement for Deferred Compensation Plan*
10.6      --   Managing Partners' Compensation Plan*
10.7      --   Partners' Compensation Plan*
10.8      --   Employment Agreement for Mr. Gow*
10.10     --   Employment Agreement for Mr. Rothschild*
10.11     --   Form of Indemnification Agreement entered into with Messrs.
               Philip R. Albright, Michael Brenner, Arthur J. Davidson,
               Mark P. Elliott, David W. Gallagher, Joe D. Goodwin,
               Roderick C. Gow, Ray J. Groves, Harold E. Johnson, John F.
               Johnson, Robert L. Pearson, Richard W. Pogue, John C. Pope,
               John S. Rothschild, Thomas M. Watkins III, Jack P. Wissman
10.12     --   Directors' Deferral Plan*
27        --   Financial Data Schedule (for SEC use only)

---------------

* Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-26027), originally filed April 29, 1997, as amended and as effective July 1, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's principal financial officer, thereunto duly authorized.

                                                 LAMALIE ASSOCIATES, INC.
                                          --------------------------------------
                                                       (Registrant)

August 8, 1997

                                                  /s/ JACK P. WISSMAN
                                          --------------------------------------
                                                     Jack P. Wissman
                                                 Executive Vice President
                                          (Authorized officer of Registrant and
                                                        principal
                                                    financial officer)