Form 10-Q
period 1997-08-31
LAMALIE ASSOCIATES INC
filed 1997-10-14
CIK 1038315

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From          to
                                               ---------  ---------

                         Commission File Number 0-22645


                            LAMALIE ASSOCIATES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                Florida                            59-2776441
    -------------------------------          ----------------------
    (State of Other Jurisdiction of             (I.R.S. Employer
     Incorporation or Organization)          Identification Number)

                                 200 Park Avenue
                               New York, New York
                                   10166-0136
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 953-7900
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes       X            No
     ------------          ------------

         At September 30, 1997, the Registrant had outstanding 5,340,684 shares of $.01 par value common stock.

                            LAMALIE ASSOCIATES, INC.
                                      INDEX


                                                                       Page
                                                                       ----
PART I.       FINANCIAL INFORMATION

     Item 1.    Financial Statements

                  Condensed Statements of Income
                    for the three- and six-month periods
                    ended August 31, 1997 and 1996                       3


                  Condensed Balance Sheets at
                    August 31, 1997 and February 28, 1997                4


                  Condensed Statements of Cash Flows
                    for the six-month periods ended
                    August 31, 1997 and 1996                             5

                  Notes to Condensed Financial Statements                6

     Item 2.    Management's Discussion and Analysis
                of Financial Condition
                and Results of Operations                                7

PART II.      OTHER INFORMATION                                          9

SIGNATURES                                                              11

                            LAMALIE ASSOCIATES, INC.
                         CONDENSED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                 Three Months Ended                 Six Months Ended
                                                      August 31,                       August 31,
                                             ---------------------------     -----------------------------

                                                 1997            1996             1997              1996
                                             -----------     -----------      -----------      -----------

Fee revenue, net                             $    16,773     $    11,506      $    30,498      $    22,613
Operating expenses:
   Compensation and benefits                      12,957           9,890           23,501           19,438
   General and administrative expenses             2,071           1,400            3,875            2,828
                                             -----------     -----------      -----------      -----------
      Total operating expenses                    15,028          11,290           27,376           22,266
                                             -----------     -----------      -----------      -----------

Operating income                                   1,745             216            3,122              347

Interest income (expense), net                        37            (105)            (108)            (146)
                                             -----------     -----------      -----------      -----------
Income before provision for income taxes           1,782             111            3,014              201
Provision for income taxes                           766             103            1,296              198
                                             -----------     -----------      -----------      -----------
   Net income                                $     1,016     $         8      $     1,718      $         3
                                             ===========     ===========      ===========      ===========

Net income per common and
   common equivalent share                   $       .22     $        --      $       .45      $        --
                                             ===========     ===========      ===========      ===========

Weighted average common
   and common equivalent
   shares outstanding                          4,657,000       3,293,000        3,850,000        3,302,000
                                             ===========     ===========      ===========      ===========








              The accompanying notes are an integral part of these
                        condensed financial statements.

                            LAMALIE ASSOCIATES, INC.
                            CONDENSED BALANCE SHEETS
                             (dollars in thousands)

                                                          (unaudited)
                                                           August 31,   February 28,
                                  ASSETS                      1997         1997
                                                           ----------   ----------
Current assets:
     Cash and cash equivalents                              $ 22,424     $  1,662
     Accounts receivable, less
         allowance of $1,340 and $890, respectively           14,756       14,392
     Prepaid expenses                                          2,201          937
                                                            --------     --------
         Total current assets                                 39,381       16,991
                                                            --------     --------
Property and equipment, net                                    4,459        4,184
Deferred tax assets                                            2,637        1,958
Other assets                                                   3,887        2,428
                                                            --------     --------
         Total assets                                       $ 50,364     $ 25,561
                                                            ========     ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                       $    706     $  1,914
     Accrued compensation                                     10,523       13,255
     Income tax payable                                        2,295           --
     Deferred tax liabilities                                     --          643
     Current maturities of long-term debt                        114          387
     Other current liabilities                                   180          175
                                                            --------     --------
         Total current liabilities                            13,818       16,374
                                                            --------     --------
Accrued rent                                                   1,019        1,038
Long-term debt, less current maturities                          229        1,650
Deferred compensation                                          5,973        3,872
                                                            --------     --------
Commitments and contingencies
Stockholders' equity:
     Preferred stock; $0.01 par value;
         3,000,000 shares authorized; no
         shares issued and outstanding                            --           --
     Common stock; $0.01 par value;
         35,000,000 shares authorized;
         5,340,684 and 3,075,000 shares
         issued and outstanding, respectively                     53           31
     Additional paid-in capital                               28,892        4,087
     Subscriptions receivable                                     --         (153)
     Retained earnings (accumulated deficit)                     380       (1,338)
                                                            --------     --------
         Total stockholders' equity                           29,325        2,627
                                                            --------     --------
         Total liabilities and stockholders' equity         $ 50,364     $ 25,561
                                                            ========     ========





              The accompanying notes are an integral part of these
                        condensed financial statements.

                            LAMALIE ASSOCIATES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                               Six Months Ended
                                                                  August 31,
                                                            ---------------------
                                                              1997         1996
                                                            --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $  1,718     $      3
  Adjustments to reconcile net income
    to net cash used in operating
    activities:
  Depreciation and amortization                                  404          465
  Changes in operating assets and liabilities                 (2,601)      (3,729)
                                                            --------     --------
    Net cash used in operating activities                       (479)      (3,261)
                                                            --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (679)        (497)
  Investment in whole life insurance                          (1,366)        (606)
                                                            --------     --------
    Net cash used in investing activities                     (2,045)      (1,103)
                                                            --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under long-term debt                              4,576        3,995
  Repayments of long-term debt                                (6,270)      (1,223)
  Proceeds from issuance of common stock                      24,980          823
                                                            --------     --------
    Net cash provided by financing activities                 23,286        3,595
                                                            --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                            20,762         (769)
CASH AND CASH EQUIVALENTS, at beginning of period              1,662        2,529
                                                            --------     --------
CASH AND CASH EQUIVALENTS, at end of period                 $ 22,424     $  1,760
                                                            ========     ========





              The accompanying notes are an integral part of these
                        condensed financial statements.

                            LAMALIE ASSOCIATES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1.  Condensed Financial Statements

In the opinion of the Company, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of August 31, 1997 and February 28, 1997, and the results of operations for the three- and six-month periods ended August 31, 1997 and 1996 and cash flows for the six-month periods ended August 31, 1997 and 1996.

These financial statements, including the condensed balance sheet as of February 28, 1997, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. The accompanying condensed financial statements and related notes should be read in conjunction with the Company's Registration Statement on Form S-1 (File # 333-26027) as declared effective by the Securities and Exchange Commission on July 1, 1997.


Note 2.  Net Income Per Common and Common Equivalent Share

Net income per common and common equivalent share is determined by dividing the net income by the weighted average number of shares of common stock outstanding and dilutive common equivalent shares outstanding using the treasury stock method. Common equivalent shares outstanding during the six-month period ended August 31, 1997, included options to purchase common stock. There were no common equivalent shares outstanding during the six-month period ended August 31, 1996.

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


Note 3.  Long-Term Debt

The Company has obtained a commitment letter from a bank to provide credit facilities of approximately $15.0 million. Outstanding borrowings under these facilities will bear interest at various rates based on either a LIBOR index or the bank's prime lending rate, as determined at the Company's option. No amounts were outstanding under these facilities as of August 31, 1997.

Note 4.  Newly Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997. Management believes the effect of adopting SFAS 130 would not have a material impact on the accompanying financial statements.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

FISCAL 1998 COMPARED TO FISCAL 1997

Fee revenue. The Company's fee revenue increased 45.8% and 34.9%, respectively, to $16.8 million and $30.5 million for the three- and six-month periods ended August 31, 1997, as compared to $11.5 million and $22.6 million for the same periods in fiscal 1997. The average fee revenue per consultant employed for a full year for the six-month period ended August 31, 1997 increased 49.1%, to $510,000 from $342,000 for the same period in fiscal 1997. As of September 30, 1997, the total number of consultants employed was 69, an increase of 7 since the beginning of the fiscal year. The average first-year cash compensation of positions for which the Company conducted searches increased by 4.4% to $235,000 from $225,000 for the six-month period ended August 31, 1997.

Approximately $2.1 million of the increase in fee revenue, or $38,000 per consultant, was related to two multiple-placement projects in the financial services sector conducted during the three-month period ended August 31, 1997. Such projects are infrequent in occurrence and generate much higher average fees than the typical assignment. The Company does not anticipate conducting similar projects on a regular basis.

Compensation and benefits. Compensation and benefits increased 31.0% and 20.9%, respectively, to $13.0 million and $23.5 million for the three- and six-month periods ended August 31, 1997, as compared to $9.9 million and $19.4 million for the same periods in fiscal 1997. As a percentage of fee revenue, compensation and benefits decreased to 77.2% and 77.1%, respectively, for the three- and six-month periods ended August 31, 1997, as compared to 86.0% for the same periods in fiscal 1997. This decrease was primarily the result of changes to the Company's compensation system for consultants implemented effective March 1, 1997.

General and administrative expenses. General and administrative expenses increased 47.9% and 37.0%, respectively, to $2.1 million and $3.9 million for the three- and six-month periods ended August 31, 1997, as compared to $1.4 million and $2.8 million for the same periods in fiscal 1997. As a percentage of fee revenue, general and administrative expenses increased to 12.4% and 12.7% for the three- and six-month periods ended August 31, 1997, as compared to 12.1% and 12.5% for the same periods in fiscal 1997. These increases were primarily due to increased costs associated with recruitment and relocation of additional staff, an initiative to reduce search cycle time, and the Company's training and development program.

Operating income. Operating income increased $1.5 million and $2.8 million, respectively, to $1.7 million and $3.1 million for the three- and six-month periods ended August 31, 1997, as compared to $216,000 and $347,000 for the same periods in fiscal 1997. This change was primarily the result of the decreases in compensation and benefits partially offset by increases in general and administrative expenses discussed above.

Net interest income (expense). The Company received net interest income of $37,000 for the three-month period ended August 31, 1997, as compared to net interest expense incurred of $105,000 for the same period in fiscal 1997. Net interest expense decreased $38,000 to $108,000 for the six-month period ended August 31, 1997, as compared to $146,000 for the same period in fiscal 1997. This decrease was the result of the Company repaying all outstanding indebtedness under its credit facilities with proceeds from the issuance of its common stock during its initial public offering, as well as investment earnings from the remaining net proceeds.

Provision for income taxes. The effective income tax rate for the six-month period ended August 31, 1997, of 43% varied from the statutory rate of 34% due to state and local income taxes and because certain expenses, including premiums on keyperson life insurance policies, a portion of meals and entertainment, and dues expense are non-deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

On July 8, 1997, the Company completed an initial public offering covering 2.3 million shares of its common stock. Net proceeds from the offering were approximately $24.6 million of which $3.9 million was used to repay all outstanding indebtedness under the Company's credit facilities.

The Company intends to use approximately $3.0 million of the offering proceeds over the next 12 to 24 months for computer hardware and software purchases, upgrades, and enhancements. The remaining proceeds will be used for general corporate purposes, including expansion of the Company's client base, industry coverage, and geographic reach through selective acquisitions.

The Company relies primarily upon cash flows from operations and available borrowings under its credit facilities to finance its operations. During the six-month period ended August 31, 1997, cash used in operations was approximately $479,000. To provide additional liquidity, the Company has obtained a commitment letter from a bank to provide credit facilities of approximately $15.0 million. Outstanding borrowings under these facilities will bear interest at various rates based on either a LIBOR index or the bank's prime lending rate, as determined at the Company's option.

Capital expenditures totaled approximately $679,000 for the six-month period ended August 31, 1997. These expenditures consisted primarily of purchases of office equipment, upgrades to information systems, and leasehold improvements. Additionally, investments in whole life insurance policies intended to fund the Company's deferred compensation plan were approximately $1.4 million.

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


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.    Exhibits

Exhibit
Number        Description
------        -----------

   10.1       --1997 Omnibus Stock and Incentive Plan*

   10.2       --Non-Employee Directors' Stock Option Plan*

   10.3       --Profit Sharing Plan*

   10.4       --1997 Employee Stock Purchase Plan*

   10.5       --Form of Agreement for Deferred Compensation Plan*

   10.6       --Managing Partners' Compensation Plan*

   10.7       --Partners' Compensation Plan*

   10.8       --Employment Agreement for Mr. Gow*

   10.10  --Employment Agreement for Mr. Rothschild*

   10.11  --Form of Indemnification Agreement entered into with Messrs.
            Philip R. Albright, Michael Brenner, Arthur J. Davidson, Mark
            P. Elliott, David W. Gallagher, Joe D. Goodwin, Roderick C.
            Gow, Ray J. Groves, Harold E. Johnson, John F. Johnson, Robert
            L. Pearson, Richard W. Pogue, John C. Pope, John S.
            Rothschild, Thomas M. Watkins III, Jack P. Wissman**

   10.12  --Directors' Deferral Plan*

   27     --Financial Data Schedule (for SEC use only)

*Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-26027), originally filed April 29, 1997, as amended and as effective July 1, 1997.

**Incorporated by reference to the correspondingly numbered exhibit to the Registrant's first quarter 10-Q filed on August 8, 1997.

                            LAMALIE ASSOCIATES, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's principal financial officer, thereunto duly authorized.




October 14, 1997             LAMALIE ASSOCIATES, INC.
                             ------------------------
                                   (Registrant)






                              /s/
                             -----------------------------------------------
                             Jack P. Wissman
                             Executive Vice President
                             (Authorized officer of Registrant and principal financial officer)