Form 10-Q
period 1997-11-30
LAMALIE ASSOCIATES INC
filed 1998-01-13
CIK 1038315

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From _____ to _____

                         Commission File Number 0-22645


                            LAMALIE ASSOCIATES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Florida                                      59-2776441
--------------------------------              ---------------------------------
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


                                 (212) 953-7900
                              -------------------
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
         Yes   X       No
             ----         ----

         At December 31, 1997, the Registrant had outstanding 5,352,161 shares of $.01 par value common stock.

                            LAMALIE ASSOCIATES, INC.
                                     INDEX



                                                                                                               Page
                                                                                                               ----


PART I.      FINANCIAL INFORMATION

         Item 1.   Financial Statements

                     Condensed Statements of Operations
                          for the three- and nine-month periods
                          ended November 30, 1997 and 1996                                                     3


                     Condensed Balance Sheets at
                          November 30, 1997 and February 28, 1997                                              4


                     Condensed Statements of Cash Flows
                          for the nine-month periods ended
                          November 30, 1997 and 1996                                                           5


                     Notes to Condensed Financial Statements                                                   6

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                                   7

PART II.     OTHER INFORMATION                                                                                 9

SIGNATURES                                                                                                    11



                            LAMALIE ASSOCIATES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                             Three Months Ended                     Nine Months Ended
                                                                November 30,                           November 30,
                                                           -------------------------             ---------------------------
                                                              1997             1996                 1997              1996
                                                           ---------       ---------             ---------         ---------
 Fee revenue, net                                            $15,349         $11,706               $45,847           $34,319

 Operating expenses:
      Compensation and benefits                               11,651          10,077                35,152            29,515
      General and administrative expenses                      1,997           1,829                 5,872             4,657
                                                             -------         -------               -------           -------
        Total operating expenses                              13,648          11,906                41,024            34,172
                                                             -------         -------               -------           -------

 Operating income                                              1,701            (200)                4,823               147
 Interest income (expense), net                                  153            (106)                   45              (252)
                                                             -------         -------               -------           -------
 Income (loss) before provision for
     income taxes                                              1,854            (306)                4,868              (105)
 Provision for income taxes                                      798             (62)                2,094               136
                                                             -------         -------               -------           -------
        Net income (loss)                                    $ 1,056         $  (244)              $ 2,774           $  (241)
                                                             =======         =======               =======           =======
 Net income (loss) per common and  common
     equivalent share                                        $   .19         $  (.08)              $   .63           $  (.07)
                                                             =======         =======               =======           =======
 Weighted average common and common
      equivalent shares outstanding                        5,538,000       3,112,000             4,413,000         3,239,000
                                                           =========       =========             =========         =========





                 The accompanying notes are an integral part
                   of these condensed financial statements.

                            LAMALIE ASSOCIATES, INC.
                            CONDENSED BALANCE SHEETS
                            (dollars in thousands)

                                                                                            (unaudited)
                                      ASSETS                                                November 30,         February 28,
                                                                                                1997                 1997
                                                                                            ------------         ------------
 Current assets:

      Cash and cash equivalents                                                                $21,739            $ 1,662

      Accounts receivable, less allowance of $1,300 and $890, respectively                      14,920             14,392

      Prepaid expenses                                                                           1,445                879

      Refundable income taxes                                                                    1,419                 58

      Deferred tax assets                                                                          376                 --
                                                                                               -------            -------
        Total current assets                                                                    39,899             16,991
                                                                                               -------            -------

 Property and equipment, net of accumulated depreciation and amortization of
      $2,318 and $1,726, respectively                                                            4,901              4,184

 Non-current deferred tax assets                                                                 2,949              1,958

 Other assets                                                                                    3,878              2,428
                                                                                               -------            -------
        Total assets                                                                           $51,627            $25,561
                                                                                               =======            =======
                       LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:

      Accounts payable                                                                         $ 1,122            $ 1,914

      Accrued compensation                                                                      11,740             13,255

      Deferred tax liabilities                                                                      --                643

      Current maturities of long-term debt                                                         114                387

      Other current liabilities                                                                    192                175
                                                                                               -------            -------
           Total current liabilities                                                            13,168             16,374
                                                                                               -------            -------
 Accrued rent                                                                                    1,015              1,038

 Long-term debt, less current maturities                                                           140              1,650

 Deferred compensation                                                                           6,676              3,872
                                                                                               -------            -------
 Commitments and contingencies
 Stockholders' equity:

      Preferred stock; $0.01 par value; 3,000,000 shares authorized; no
          shares issued and outstanding                                                             --                 --

      Common stock; $0.01 par value; 35,000,000 shares authorized;
          5,352,161 and 3,075,000 shares issued and outstanding, respectively                       54                 31

      Additional paid-in capital                                                                29,138              4,087

      Subscriptions receivable                                                                      --               (153)

      Retained earnings (accumulated deficit)                                                    1,436             (1,338)
                                                                                               -------            -------
          Total stockholders' equity                                                            30,628              2,627
                                                                                               -------            -------
          Total liabilities and stockholders' equity                                           $51,627            $25,561
                                                                                               =======            =======

                 The accompanying notes are an integral part
                   of these condensed financial statements.

                            LAMALIE ASSOCIATES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                 (unaudited)

                                                                                                   Nine Months Ended
                                                                                                     November 30,
                                                                                          ----------------------------------
                                                                                              1997                 1996
                                                                                          ----------            ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                                   $    2,774             $     (241)

      Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                                            592                    668
        Changes in operating assets and liabilities                                           (4,426)                (4,516)
                                                                                          ----------             ----------
            Net cash used in operating activities                                             (1,060)                (4,089)
                                                                                          ----------             ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                                    (1,308)                  (776)
      Investment in whole life insurance                                                        (998)                  (759)
                                                                                          ----------             ----------
            Net cash used in investing activities                                             (2,306)                (1,535)
                                                                                          ----------             ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings under long-term debt                                                          4,576                  3,995
      Repayments of long-term debt                                                            (6,359)                (1,853)
      Proceeds from issuance of common stock                                                  25,226                  1,197
                                                                                          ----------             ----------
            Net cash provided by financing activities                                         23,443                  3,339
                                                                                          ----------             ----------

 NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                                        20,077                 (2,285)
 CASH AND CASH EQUIVALENTS, at beginning of period                                             1,662                  2,529
                                                                                          ----------             ----------
 CASH AND CASH EQUIVALENTS, at end of period                                              $   21,739             $      244
                                                                                          ==========             ==========




                 The accompanying notes are an integral part
                   of these condensed financial statements.

                            LAMALIE ASSOCIATES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1.  Condensed Financial Statements

In the opinion of the Company, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of November 30, 1997 and February 28, 1997, and the results of operations for the three- and nine-month periods ended November 30, 1997 and 1996, and cash flows for the nine-month periods ended November 30, 1997 and 1996.

These financial statements, including the condensed balance sheet as of February 28, 1997, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. The accompanying condensed financial statements and related notes should be read in conjunction with the Company's Registration Statement on Form S-1 (File No. 333-26027) as declared effective by the Securities and Exchange Commission on July 1, 1997.

Note 2.  Net Income Per Common and Common Equivalent Share

Net income per common and common equivalent share is determined by dividing net income by the weighted average number of shares of common stock outstanding and dilutive common equivalent shares outstanding using the treasury stock method. Common equivalent shares outstanding during the nine-month period ended November 30, 1997, included options to purchase common stock. There were no common equivalent shares outstanding during the nine-month period ended November 30, 1996.

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 83, shares of common stock issued by the Company during the 12 months preceding the initial filing date have been included in the calculation of weighted average shares of common stock outstanding, using the treasury stock method, as if the shares were outstanding for all periods presented.

All share and per share information in the financial statements has been adjusted to give effect to the 1,000 to one common stock split and par value restatement which became effective June 3, 1997, in connection with the reincorporation of the Company in Florida.

Note 3.  Long-Term Debt

The Company has obtained a commitment letter from a bank to provide credit facilities of approximately $15.0 million. Outstanding borrowings under these facilities will bear interest at various rates based on either a LIBOR index or the bank's prime lending rate, as determined at the Company's option. No amounts were outstanding under these facilities as of November 30, 1997.

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

FISCAL 1998 COMPARED TO FISCAL 1997

Fee revenue. The Company's fee revenue increased 31.1% and 33.6%, respectively, to $15.3 million and $45.8 million for the three- and nine-month periods ended November 30, 1997, as compared to $11.7 million and $34.3 million for the same periods in fiscal 1997. The average fee revenue per consultant employed for a full year for the nine-month period ended November 30, 1997, increased 32.7%, to $759,000 from $572,000 for the same period in fiscal 1997. As of November 30, 1997, the total number of consultants employed was 72, an increase of 10 since the beginning of the fiscal year. The average first-year cash compensation of positions for which the Company conducted searches increased by 2.6%, to $233,000 from $227,000 for the nine-month period ended November 30, 1997.

Compensation and benefits. Compensation and benefits increased 15.6% and 19.1%, respectively, to $11.7 million and $35.2 million for the three- and nine-month periods ended November 30, 1997, as compared to $10.1 million and $29.5 million for the same periods in fiscal 1997. As a percentage of fee revenue, compensation and benefits decreased to 75.9% and 76.7%, respectively, for the three- and nine-month periods ended November 30, 1997, as compared to 86.1% and 86.0% for the same periods in fiscal 1997. This decrease was primarily the result of changes to the Company's compensation system for consultants implemented effective March 1, 1997.

General and administrative expenses. General and administrative expenses increased 9.2% and 26.1%, respectively, to $2.0 million and $5.9 million for the three- and nine-month periods ended November 30, 1997, as compared to $1.8 million and $4.7 million for the same periods in fiscal 1997. As a percentage of fee revenue, general and administrative expenses decreased to 13.0% and 12.8% for the three- and nine-month periods ended November 30, 1997, as compared to 15.6% and 13.6% for the same periods in fiscal 1997. These decreases were primarily due to revenues increasing faster than fixed overhead expenses. Fiscal 1997 also included expenses related to new office openings in Boston, Massachusetts and Stamford, Connecticut and certain technology-related expenses which did not recur in fiscal 1998.

Operating income. Operating income increased $1.9 million and $4.7 million, respectively, to $1.7 million and $4.8 million for the three- and nine-month periods ended November 30, 1997, as compared to a loss of $200,000 and income of $147,000 for the same periods in fiscal 1997. This change was primarily the result of the decreases in compensation and benefits.

Net interest income (expense). The Company received net interest income of $153,000 and $45,000, respectively, for the three- and nine-month periods ended November 30, 1997, as compared to net interest expense incurred of $106,000 and $252,000 for the same periods in fiscal 1997. This decrease in interest expense was the result of the Company repaying all outstanding indebtedness under its credit facilities with proceeds from the issuance of its common stock during its initial public offering, as well as investment earnings from the remaining net proceeds.

Provision for income taxes. The effective income tax rate for the nine-month period ended November 30, 1997, of 43% varied from the statutory rate of 34% due to state and local income taxes and because certain expenses, including premiums on keyperson life insurance policies, a portion of meals and entertainment, and dues expense are non-deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

On July 8, 1997, the Company completed an initial public offering covering 2.3 million shares of its common stock. Net proceeds from the offering were approximately $24.6 million of which $3.9 million was used to repay all outstanding indebtedness under the Company's credit facilities.

The Company intends to use approximately $2.0 million of the offering proceeds over the next 12 to 24 months for computer hardware and software purchases, upgrades, and enhancements. The remaining proceeds will be used for general corporate purposes, including expansion of the Company's client base, industry coverage, and geographic reach through selective acquisitions.

The Company relies primarily upon cash flows from operations and available borrowings under its credit facilities to finance its operations. During the nine-month period ended November 30, 1997, cash used in operations was approximately $1.1 million. To provide additional liquidity, the Company has obtained a commitment letter from a bank to provide credit facilities of approximately $15.0 million. Outstanding borrowings under these facilities will bear interest at various rates based on either a LIBOR index or the bank's prime lending rate, as determined at the Company's option.

Capital expenditures totaled approximately $1.3 million for the nine-month period ended November 30, 1997. These expenditures consisted primarily of purchases of office furniture and equipment, upgrades to information systems, and leasehold improvements. Additionally, investments in whole life insurance policies intended to fund the Company's deferred compensation plan were approximately $1.0 million.

The Company believes that funds from operations, its expanded credit facilities, and the net proceeds from the offering will be sufficient to meet its anticipated working capital, capital expenditures, and general corporate requirements for the foreseeable future.

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

                          PART II - OTHER INFORMATION

ITEM 5.      OTHER INFORMATION.

On January 2, 1998, the Company completed the acquisition of substantially all of the operating assets of Chartwell Partners International, Inc., a San Francisco-based retained executive search firm ("Chartwell"). Since completion of the acquisition, the Company has operated Chartwell's business as the Company's San Francisco office. The assets acquired from Chartwell consisted principally of certain intangible assets, including goodwill, software and leasehold rights, and office equipment and computers. The Company and David deWilde, Chartwell's sole stockholder, established the purchase price and other terms of the acquisition as a result of arms' length negotiations. Prior to this transaction, the Company and Mr. deWilde had no material relationship.

The purchase consideration was valued at approximately $3.1 million and consisted of (1) approximately $1.4 million cash, (2) a convertible subordinated promissory note of the Company in the principal amount of $1.2 million, payable over three years, accruing interest on the unpaid balance at the rate of 6.75% per annum and convertible into shares of the Company's common stock at each anniversary date at prices specified in the asset purchase agreement, and (3) 25,707 shares of the Company's common stock. Approximately $1.4 million of the purchase consideration was derived from the proceeds of the Company's initial public offering which had been invested in short-term investment securities since July 1997.

The Company is in the process of compiling financial statements and related information to determine whether the assets acquired from Chartwell constitute a "significant amount of assets" within the meaning of Item 2 of Form 8-K.
Once such determination has been made, any Chartwell financial statements required to be filed under applicable regulations will be filed as soon as practicable, but in any event, no later than 60 days after January 20, 1998, the date on which a Current Report on Form 8-K would have been due to have been filed in respect of the Chartwell acquisition.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             a.  Exhibits

Exhibit
Number       Description
------       -----------
  10.1       -Definitive 1997 Omnibus Stock and Incentive Plan

  10.2       -Non-Employee Directors' Stock Option Plan*

  10.3       -Profit Sharing Plan*

  10.4       -1997 Employee Stock Purchase Plan*

  10.5       -Form of Agreement for Deferred Compensation Plan*

  10.6       -Managing Partners' Compensation Plan*

  10.7       -Partners' Compensation Plan*

  10.8       -Employment Agreement for Mr. Gow*

  10.10      -Employment Agreement for Mr. Rothschild*

  10.11      -Form of Indemnification Agreement entered into with Messrs. Philip R. Albright, Michael Brenner, Arthur J.
                 Davidson, Mark P. Elliott, David W. Gallagher, Joe D. Goodwin, Roderick C. Gow, Ray J. Groves, Harold
                 E. Johnson, John F. Johnson, Robert L. Pearson, Richard W. Pogue, John C. Pope, John S. Rothschild,
                 Thomas M. Watkins III, Jack P. Wissman**

  10.12      -Directors' Deferral Plan*

  10.13      -Employment Agreement with Robert L. Pearson dated October 8, 1997

  27         -Financial Data Schedule (for SEC use only)

* Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-26027), originally filed April 29, 1997, as amended and as effective July 1, 1997.

** Incorporated by reference to the correspondingly numbered exhibit to the Registrant's first quarter 10-Q filed on August 8, 1997.

                            LAMALIE ASSOCIATES, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's principal financial officer, thereunto duly authorized.




January 12, 1998                               LAMALIE ASSOCIATES, INC.
                                               -------------------------
                                               (Registrant)





                                               /s/  JACK P. WISSMAN
                                               -------------------------
                                               Jack P. Wissman
                                                  Executive Vice President
                                                  (Authorized officer of
                                                  Registrant and principal
                                                  financial officer)