Form 10-K
period 1998-02-28
LAMALIE ASSOCIATES INC
filed 1998-05-29
CIK 1038315

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

                                               OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 0-22645

                            LAMALIE ASSOCIATES, INC.
             (Exact name of Registrant as specified in its charter)

                   FLORIDA                                       59-2776441
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

                          200 PARK AVENUE, SUITE 3100
                         NEW YORK, NEW YORK 10166-0136
                                 (212) 953-7900
               (Address, including zip code, and telephone number
       including area code, of Registrant's principal executive offices)

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on May 11, 1998 (assuming solely for these purposes that all directors, executive officers and 10% or greater stockholders are affiliates), based on the closing price of the Common Stock on the Nasdaq National Market as of such date, was approximately $94,062,320.

     The number of shares of the Registrant's Common Stock outstanding as of May 11, 1998 was approximately 5,672,416.

                      DOCUMENTS INCORPORATED BY REFERENCE

     There is incorporated by reference in Part II and Part III of this Annual Report on Form 10-K certain of the information contained in the Registrant's proxy statement for its annual meeting of stockholders to be held July 7, 1998, which will be filed by the Registrant within 120 days after February 28, 1998.

================================================================================

                               TABLE OF CONTENTS

PART I.
Item 1.           Business....................................................     3
Item 2.           Properties..................................................    12
Item 3.           Legal Proceedings...........................................    12
Item 4.           Submission of Matters to a Vote of Security Holders.........    13
PART II.
Item 5.           Market for the Registrant's Common Equity and Related           13
                  Stockholder Matters.........................................
Item 6.           Selected Consolidated Financial Data........................    14
Item 7.           Management's Discussion and Analysis of Financial Condition     15
                  and Results of Operations...................................
Item 7A.          Quantitative and Qualitative Disclosures about Market           22
                  Risk........................................................
Item 8.           Financial Statements and Supplementary Data.................    22
Item 9.           Changes in and Disagreements with Accountants on Accounting     22
                  and Financial Disclosure....................................
PART III.
Item 10.          Directors and Executive Officers of the Registrant..........    22
Item 11.          Executive Compensation......................................    22
Item 12.          Security Ownership of Certain Beneficial Owners and             22
                  Management..................................................
Item 13.          Certain Relationships and Related Transactions..............    22
PART IV.
Item 14.          Exhibits, Financial Statement Schedule, and Reports on Form     22
                  8-K.........................................................
Signatures....................................................................    40
Financial Statement Schedules.................................................    42

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     LAI is one of the largest and fastest growing executive search firms in the world. LAI provides consulting services aimed specifically at solving its clients' leadership needs by identifying, evaluating and recommending qualified candidates for senior level positions. The Company, which conducts business under the name "LAI Ward Howell," principally serves Fortune 500 and large private companies. LAI provides executive search services exclusively on a retained basis, and charges a fee typically equal to one-third of the first year cash compensation for the position being filled.

     LAI has developed a knowledge-based search practice organized around eight industry groups and one functional group. The industry groups execute searches for clients in the following business sectors: automotive; communications, entertainment and technology; consumer products and services; energy and natural resources; financial services; health care and pharmaceuticals; industrial; and insurance and risk management. The functional group executes searches for specific functional positions, including board of directors, human resources and legal. These practice groups enable LAI's consultants to better understand each client's business strategy and industry and position LAI as a consulting partner to its clients. LAI's clients are among the most prominent companies in their industries and include General Motors, Lucent Technologies, PepsiCo, Enron, Lehman Brothers, Bristol-Myers Squibb, AlliedSignal and Prudential. LAI's fee revenue has grown from $21.1 million in fiscal 1994 to $61.8 million in fiscal 1998, representing a compound annual growth rate of approximately 31%. This growth rate compares favorably with the approximately 22% average compound annual growth rate experienced by LAI's nine largest competitors during the same period.

RECENT ACQUISITIONS

     LAI recently completed two acquisitions which have significantly expanded the Company's practice group coverage, provided broader geographic reach and enhanced the Company's competitive position. On February 27, 1998, LAI completed the acquisition of Ward Howell International, Inc. ("WHI"), which was the ninth largest executive search firm in the United States with fee revenue of $26.5 million for the year ended December 31, 1997. On January 2, 1998, LAI completed the acquisition of Chartwell Partners International, Inc. ("CPI"), a prominent executive search firm based in California specializing primarily in the financial services industry. CPI had fee revenue of $3.4 million for the year ended December 31, 1997. The acquisitions of WHI and CPI strengthened LAI's existing practice groups, particularly in the areas of financial services, health care and technology, and added new practice groups in the areas of automotive, insurance, and media and entertainment. These acquisitions also have expanded the Company's domestic office network, adding six new offices and providing an active presence on the West Coast with offices in Los Angeles, San Francisco and Phoenix. On a pro forma combined basis assuming the Company's acquisitions of WHI and CPI were completed on March 1, 1997, LAI's fee revenue for fiscal 1998 was $91.7 million.

EXECUTIVE SEARCH INDUSTRY OVERVIEW

     Executive search represents a $6.5 billion global market and is generally separated into two broad fee-based categories: retained search firms and contingency search firms. Retained search firms fulfill their clients' senior leadership needs by identifying, evaluating, assessing and recommending qualified candidates for senior level positions, typically with cash compensation of $100,000 and above. Contingency search firms, on the other hand, focus primarily on mid-level positions with cash compensation of less than $150,000. Both types of firms normally are paid a fee for their services equal to approximately one-third of the guaranteed first year cash compensation for the position being filled.

     Retained search firms currently serve the majority of the Fortune 500 as well as numerous other organizations, including government agencies, professional organizations and fast-growing entrepreneurial companies. Retained firms are compensated for an assignment whether or not they are successful in placing a recommended candidate. Contingency search firms also serve large corporations; however, their primary focus is on small and medium sized companies. Unlike retained search firms, contingency search firms are not compensated for an assignment unless they successfully complete a search and place a recommended candidate.

     According to Kennedy Information, a leading industry publication, revenue in the executive search industry historically has been divided almost evenly between retained and contingency search firms; however, retained search firms are estimated to employ only one-third of the consultants in the industry. Thus, the average fee revenue per consultant for retained firms is substantially higher than for contingency firms. Moreover, the predictable revenue stream associated with a retained search enables a retained firm, such as LAI, to devote more personnel and greater resources to an assignment than a contingency search firm whose revenue is not assured. LAI believes this difference in payment structure enables retained search firms to provide clients with more value-added consulting services than contingency search firms.

     The executive search industry has experienced consistent growth over the past 20 years. Global executive search industry revenue has grown at a 17% compound annual growth rate from approximately $3.5 billion in 1993 to approximately $6.5 billion in 1997. Kennedy Information expects industry growth to continue at a 15% annual rate, with revenue projected to reach $10.0 billion by the year 2000.

                 GLOBAL EXECUTIVE SEARCH INDUSTRY REVENUE GRAPH

     The global executive search industry is highly fragmented, consisting of more than 4,000 firms. In 1997, more than 80% of retained firms and approximately 90% of contingency firms generated fewer than $2 million in revenues. The top ten search firms, all of which operate on a retained basis, accounted for approximately 11% of global industry revenue in 1997. However, Kennedy Information predicts that these top ten firms will increase their market share at an accelerating rate as they continue to offer clients increased geographic reach, broader industry coverage, greater industry expertise and more sophisticated technology and research support.

     LAI believes that a number of trends have caused and will continue to cause the executive search industry to experience significant growth. These trends include:

     Greater Demand for Managers with Broad Leadership Skills. Many companies are facing a rapidly changing business environment due to an increase in domestic and international competition, an increase in deregulation and more widespread use of technology. The need to respond to this dynamic environment and remain competitive has caused many companies to set higher standards for their senior level executives. As these standards become more stringent, more companies are looking outside their organizations to fill positions traditionally reserved for internal candidates. The process of identifying and evaluating executives is becoming increasingly difficult and, as a result, a growing number of companies are relying on executive search firms to solve their senior management and leadership needs. According to a study published in 1997 by Coopers & Lybrand HR Advisory Group, nearly two-thirds of the companies surveyed reported using executive search professionals to recruit and hire senior level executives.

     Rapid Growth in Outsourcing. Many companies are outsourcing non-core activities to reduce costs and increase efficiencies. These organizations often engage independent, third party specialists to provide many non-revenue generating functions that were previously performed in-house. Among the functions most commonly outsourced are human resource and personnel functions, including executive recruitment and hiring.

     Growth of Multinational Business. The expansion of companies abroad and the integration of global markets has created a growing demand for international search capabilities. Consultants located in the country in which a position is to be filled are often better able to identify candidates and execute searches due to their familiarity with the local business community and culture and available pool of executive candidates. Likewise, consultants located in the country from which the search is originated often will better understand the client's business strategy and recruitment needs. Executive search firms have responded by forming affiliations with executive search firms in foreign countries and by directly acquiring or opening foreign offices. LAI believes that the ability to complete executive searches on a worldwide basis is an important factor in attracting and retaining multinational clients.

     Increase in Executive Turnover. In the past, it was common for executives to spend an entire career with one or two organizations. However, in today's rapidly changing business environment, executives often advance their careers by working for a number of different organizations in various geographic locations. Executive turnover has been particularly high in such growth industries as health care and technology. This increase in executive turnover has intensified the competition for highly qualified executives and forced many companies to recruit executives on a more frequent basis.

     Increase in Executive Compensation Levels. Compensation levels for executives have increased considerably over the past several decades. According to a study published in 1997 by William M. Mercer, Incorporated, the average annual cash compensation for chief financial, chief executive and chief operating officers grew at compound annual growth rates of 5.7%, 4.2% and 3.1%, respectively, between 1992 and 1996. This increase in executive compensation, among other factors, has caused many companies to be more rigorous in their hiring practices, often retaining an executive search firm to assist in the identification and evaluation of qualified candidates. In addition, because fees for executive search firms are based on the compensation levels for positions they are engaged to fill, higher executive compensation has translated into higher executive search fees.

BUSINESS STRATEGY

     LAI's objective is to be a global leader in providing comprehensive consulting services aimed specifically at solving its clients' senior leadership needs. The key elements of LAI's business strategy include:

     Attract, Motivate and Retain High Quality Search Consultants. LAI has been successful in attracting, motivating and retaining highly productive executive search consultants as a result of its premium reputation, performance-based consultant compensation and stock incentive plans. The Company's compensation system is primarily based on consultant performance, which is measured by the amount of fee revenue each consultant generates. Management believes that its performance-based compensation system is among the most competitive in the industry. LAI's ability to attract talented consultants is demonstrated by the large number of consultants who previously held senior level positions with leading companies in LAI's targeted industry sectors. In addition, LAI believes its status as a public company provides it with a strong competitive advantage in attracting and retaining highly qualified consultants through ownership of Common Stock and participation in the Company's stock incentive plans. The Company believes that equity ownership by its consultants fosters a team-oriented working environment and aligns the interests of its consultants with its investors. The Company has experienced an average annual turnover rate among its consultants of less than 8% over the last five fiscal years.

     Build on Knowledge-Based Practice Groups. LAI believes a thorough understanding of both its clients and the industries in which they operate are among the most significant factors in obtaining and completing search assignments. Accordingly, LAI has developed a knowledge-based search practice organized around eight industry groups and one functional group. The industry groups execute searches for clients in the following business sectors: automotive; communications, entertainment and technology; consumer products and services; energy and natural resources; financial services; health care and pharmaceuticals; industrial; and insurance and risk management. The functional group executes searches for specific functional positions, including board of directors, human resources and legal. Each practice group is coordinated under the direction of a Practice Leader who establishes the marketing and search strategies for that practice group. LAI intends to continue to build its existing and expand into new practice groups by (i) hiring consultants with substantial experience and significant client relationships in the Company's targeted industry sectors and (ii) completing strategic acquisitions. The acquisitions of WHI and CPI strengthened LAI's existing practice groups, particularly in the areas of financial services, health care and technology, and added new practice groups in the areas of automotive, insurance, and media and entertainment.

     Build Long-Term, Consultative Relationships. LAI strives to develop long-term relationships by becoming a consulting partner with its clients. To position itself as a consulting partner, the Company works closely with clients to gain an in-depth understanding of their unique organizational structure, history, operations, culture, strategic objectives and leadership needs. In addition, the Company's focus on knowledge-based practice groups enables its consultants to provide more specialized and efficient service to LAI's clients. Each of LAI's 30 largest clients, based on fiscal 1998 fee revenue, had been a client for an average of approximately seven years as of February 28, 1998. More than 65% of the Company's fiscal 1998 fee revenue was attributable to companies for which LAI conducted one or more searches during the prior two fiscal years.

     Capitalize on Research and Technology. LAI believes that its industry specialization and technological capabilities enable it to consistently provide superior research and, ultimately, deliver higher quality search results to its clients. LAI's 116 associates, researchers and IT professionals provide timely industry, company and compensation information to consultants using numerous information sources. LAI also maintains a proprietary database containing professional information on more than 100,000 executive candidates. Consultants can query this database on a variety of attributes, including demographic information, work experience, compensation and personal interview results. LAI's wide area computer network provides remote document sharing and data search capabilities, groupware features and real-time updates on ongoing search engagements.

     Reduce Search Cycle Times. LAI believes that the ability to reduce the time required to perform a search ("cycle time") will be a key differentiating factor among executive search firms in the future. In an effort to reduce its average cycle time, LAI is investing in technology upgrades, refining its research process, strengthening its knowledge-based practice groups and closely evaluating each step of the placement process. Reduced cycle times would enable LAI's consultants to complete more assignments in a given period of time, resulting in increased client satisfaction, higher fee revenue per consultant and enhanced profitability.

GROWTH STRATEGY

     LAI has competed successfully in the executive search industry and has capitalized on the growing demand for executive search services. LAI's fee revenue has increased from $21.1 million in fiscal 1994 to $61.8 million in fiscal 1998, representing a compound annual growth rate of 31%. On a pro forma basis assuming the acquisitions of WHI and CPI were completed on March 1, 1997, LAI's fee revenue was $91.7 million in fiscal 1998. LAI's growth has been achieved by increasing the number of consultants at existing offices, improving fee revenue per consultant, opening new offices and successfully executing and integrating strategic acquisitions. LAI intends to continue to extend the reach, breadth and penetration of its services both domestically and internationally through internal and external growth. The key elements of LAI's growth strategy include:

     Leverage Existing and Develop New Client Relationships. LAI intends to increase fee revenue by obtaining additional search engagements from existing clients and by developing relationships with new clients. LAI focuses on accounts from which it obtains, or believes it can obtain, a significant number of search assignments ("focused accounts"). LAI invests significant resources in its focused accounts to better understand their business strategies and culture and eventually position the Company as a consulting partner to its clients. Accordingly, LAI emphasizes long-term relationships with its clients, rather than one-time projects or assignments. Consultants also spend substantial time marketing LAI's services to carefully selected prospective clients within their practice groups. Search assignments often are awarded after a small number of search firms are invited to make presentations to a prospective client's senior management or Board of Directors. In fiscal 1998, LAI obtained search engagements from a majority of the presentations in which it participated. The Company attributes its success to its knowledge-based practice groups and consultative approach as well as the premium reputation LAI has developed.

     Expand Existing and Selectively Open New Offices. LAI has added and intends to continue adding experienced, highly qualified executive search consultants to its practice. The Managing Partner of each office is responsible for recruiting new consultants to LAI, and a significant factor in determining the Managing Partner's compensation is the success of these efforts. During fiscal 1998, LAI added a net total of 12 consultants to new and existing offices, excluding consultants added in connection with the acquisitions of WHI and CPI. LAI also continually evaluates the desirability of opening new offices. Since early 1997, the Company has opened offices in Boston, Massachusetts; Stamford, Connecticut; Pittsburgh, Pennsylvania; Austin, Texas and London, England.

     Consolidate Fragmented Industry; Leverage Public Company Status. LAI believes that acquisitions provide an efficient, cost-effective method to increase the Company's number of consultants, expand its client base, strengthen and expand its practice group coverage and broaden its geographic reach. Given the highly fragmented nature of the executive search industry, the Company believes numerous acquisition opportunities exist. In addition, LAI believes its status as the only U.S. based publicly traded company focused exclusively on executive search makes it an attractive consolidation partner and provides it with an acquisition currency and the financial flexibility to effectively pursue this aspect of its growth strategy. LAI completed two acquisitions in fiscal 1998 and is actively pursuing additional acquisitions in strategic locations throughout the world.

     Penetrate International Markets. Revenue in the global executive search industry has grown at a 17% compound annual growth rate from approximately $3.5 billion in 1993 to approximately $6.5 billion in 1997 and includes more than 4,000 search firms. The industry is expected to continue to grow at a 15% annual rate with global revenue projected to reach $10.0 billion by the year 2000. LAI believes that global search fulfillment capabilities are critical to attracting and retaining multinational clients. Historically, LAI has offered its clients global search fulfillment capabilities through its membership in Amrop International, an international alliance of independent search firms. However, to better leverage its knowledge-based expertise and technological capabilities, capitalize on its existing relationships with multinational clients and ensure the quality and consistency of its services, LAI recently initiated an international strategy of directly owning offices in major business and financial centers around the world. In May 1998, LAI opened an office in London, England and is currently targeting other major markets in which to establish offices. In international markets where LAI does not own an office, it will continue to provide clients with search fulfillment capabilities by using existing and developing new referral relationships with executive search firms located in those markets. Through these referral relationships, LAI executes domestic search assignments on behalf of non-U.S. executive search firms and refers to such firms international search assignments for LAI's domestic clients.

     Since continuing as a member of Amrop International was incompatible with the Company's international expansion strategy, LAI announced its withdrawal from Amrop International in May 1998. Searches derived from membership in Amrop International accounted for approximately 3% of LAI's fiscal 1998 fee revenue. However, LAI has built strong referral relationships with many Amrop members throughout the world and expects to maintain these relationships to continue providing clients with global search fulfillment capabilities in markets where LAI does not directly own an office. LAI believes that its global search capabilities will be enhanced by its strategy of direct ownership of international offices.

SERVICES

     LAI provides executive search services exclusively on a retained search basis for Fortune 500 and large private companies. The Company typically is retained to identify candidates to fill its clients' senior leadership positions, which range from brand managers and controllers to chief operating and chief executive officers. The average first year cash compensation of positions for which LAI conducted searches in fiscal 1998 was approximately $226,000.

     LAI serves its clients in a consultative capacity by (i) assessing the client's existing management capabilities, corporate culture and business strategies, (ii) evaluating the client's industry position and major competition, (iii) determining the relevant business experience, skills and personal characteristics that a qualified candidate should possess, (iv) identifying, contacting and interviewing potential candidates, (v) developing detailed candidate reports and making recommendations to the client regarding the most qualified candidates, (vi) advising the client with respect to appropriate compensation and benefits and (vii) monitoring the quality of its search procedures with client surveys and other client feedback mechanisms.

     In providing high quality executive search services, the Company uses a team-oriented approach rather than relying on the reputation of a few key consultants. Each of LAI's consultants is expected to develop and maintain an expertise in one or two industries and build long-term relationships with a limited number of clients. To maintain a high level of quality on a consistent basis, consultants employ LAI's standard executive search process for each new search assignment, regardless of how similar the parameters of the new search may be to other search assignments previously conducted by LAI. At the start of each search assignment, LAI and its client jointly develop detailed candidate and job specifications and establish a search strategy that targets specific industries and companies that are expected to produce the most appropriate candidates. LAI's consultants and research staff then contact potential candidates, distribute job specifications and client promotional materials, conduct extensive telephone and personal interviews, and check references of those candidates who appear most qualified for the position. Because most candidates are successfully employed and not seeking to change jobs, initial contact must be conducted discreetly.

     After meeting with job candidates, LAI submits to the client confidential candidate reports regarding those candidates who LAI believes are the most qualified. Each report contains a detailed business history of the candidate, results of LAI's preliminary reference checks and LAI's assessment of the candidate's relevant business experience, qualifications, personal characteristics and suitability. LAI then assists in the introduction of selected candidates to the client and administers the interview process. When the client is ready to extend an employment offer, LAI facilitates the negotiation of employment terms and the transition by the candidate to the employ of the client.

     LAI has also recently begun to provide a new service offering, known as "selection services," to complement its core executive search practice. Selection services typically involves searches for mid-to senior-level positions with cash compensation in the $75,000 to $125,000 range, frequently for a client seeking to fill multiple positions under a single search engagement. LAI's approach to selection services is similar to its other executive searches, in that search consultants evaluate the needs of each client and develop appropriate job specifications and profiles. However, selection services frequently differs from other executive searches in the way the successful job candidate is located. In traditional executive search, LAI identifies and seeks out specific candidates who ordinarily are not actively looking to change jobs. In a selection services engagement, by contrast, LAI invites inquiries from interested candidates in response to a job posting advertised either in print, such as in The Wall Street Journal, or on the Internet, and then evaluates, analyzes and ranks the candidates based on inquiries and responses received. The Company supplements this data with highly focused research, using LAI's proprietary database and other information sources. To expand and manage selection services more efficiently, the Company recently licensed an Internet-based software program. This software will enable LAI to use the Internet to advertise job opportunities, solicit responses and gather relevant employment histories from interested candidates; search, sort and evaluate the resulting database; and pre-select interested candidates based on pre-determined criteria. Job candidates will also be able to complete job applications on-line, submit writing samples and complete skill assessment worksheets.

     Similar to traditional executive searches, LAI's fee for selection services is usually based on a percentage of the first year cash compensation for each position filled, though selection services engagements may include other minimum or contingent fee provisions. Although the average first year cash compensation for the position being filled is typically less for a selection services engagement than for LAI's core executive search practice, the Company can achieve lower costs and higher profit margins on selection services because these engagements involve multiple assignments of the same type and are less labor intensive. The volume and efficiencies typically associated with selection services provide LAI with an opportunity to enhance both total fee revenue and average fee revenue per consultant. In addition, offering selection services provides LAI's consultants with the ability to cross-sell a new service offering to both new and existing clients.

MARKETING AND CLIENTS

     The Company's marketing strategy includes three primary components: capitalize on its knowledge-based practice groups and long-term client relationships; penetrate the domestic market through its regional office structure and the international market through direct ownership of offices in major business and financial centers around the world; and implement a global branding program. LAI believes that its industry specialization and technological capabilities enable it to consistently provide superior research and, ultimately, deliver higher quality search results to its clients.

     Knowledge-Based Practice Groups. LAI has developed a knowledge-based search practice organized around eight industry groups and one functional group. The industry groups execute searches for clients in the following business sectors: automotive; communications, entertainment and technology; consumer products and services; energy and natural resources; financial services; health care and pharmaceuticals; industrial; and insurance and risk management. The functional group executes searches for specific functional positions, including board of directors, human resources and legal. Each practice group is coordinated by a Practice Leader who is responsible for developing new business and maintaining a high standard of service in that practice group. To achieve these objectives, each group's Practice Leader (i) establishes the marketing and search strategies for the particular practice group, (ii) identifies focused accounts and targets clients within that practice group's business sector and
(iii) facilitates and assists the marketing activities of other consultants in the practice group. Each Practice Leader has substantial industry expertise, frequently having held one or more executive positions in the group's business sector prior to becoming a search consultant. Additionally, LAI's Practice Leaders have an average of approximately 13 years of experience in the executive search industry.

     The following table sets forth certain information regarding LAI's practice groups. The companies listed in this table are clients with which the Company anticipates having a continuing significant relationship in the future and includes both (i) companies that are either the largest or among the largest clients in the indicated practice group based on the Company's pro forma fiscal 1998 fee revenue received from such clients and (ii) companies that have been clients for several years or more.

-----------------------------------------------------------------------------------------------

                                       % OF PRO FORMA
                                        FISCAL 1998
           PRACTICE GROUP              FEE REVENUE(1)              SELECTED CLIENTS
-----------------------------------------------------------------------------------------------

 Financial Services                         24.5%       Banc One, Banco Santander, Lehman
                                                        Brothers, Societe Generale
-----------------------------------------------------------------------------------------------
 Communications, Entertainment and          20.4        America Online, GTE, IBM, Lucent
   Technology                                           Technologies
-----------------------------------------------------------------------------------------------
 Health Care and Pharmaceuticals            14.3        Bristol-Myers Squibb, Columbia/HCA,
                                                        Schering-Plough, PhyMatrix
-----------------------------------------------------------------------------------------------
 Consumer Products and Services             10.8        Grand Metropolitan, Home Depot, Kohler,
                                                        PepsiCo
-----------------------------------------------------------------------------------------------
 Industrial                                  9.0        AlliedSignal, Cooper Industries,
                                                        General Electric, Georgia Pacific
-----------------------------------------------------------------------------------------------
 Insurance and Risk Management               6.7        Equitable, Prudential, Zurich Kemper
-----------------------------------------------------------------------------------------------
 Energy and Natural Resources                6.5        Amerada Hess, Enron, Pennzoil
-----------------------------------------------------------------------------------------------
 Automotive                                  3.7        B.F. Goodrich, General Motors
-----------------------------------------------------------------------------------------------
 Functional (Board of Directors,             4.1        Eastman Chemical, Gillette, Lockheed
   Human Resources, Legal)                              Martin, Waste Management
-----------------------------------------------------------------------------------------------

---------------

(1) Includes LAI, WHI and CPI fee revenue for their fiscal years ended February 28, 1998, December 31, 1997 and December 31, 1997, respectively.

     LAI's practice groups enable its consultants to better understand each client's business strategy and industry and position LAI as a consulting partner to its clients. LAI emphasizes long-term relationships with clients, rather than one-time projects or assignments. Each of LAI's 30 largest clients, based on LAI's fiscal 1998 fee revenue, had been a client for an average of approximately seven years as of February 28, 1998. In addition, more than 65% of the Company's fiscal 1998 fee revenue was attributable to companies for which LAI conducted one or more searches during the prior two fiscal years.

     Domestic and International Offices. To complement its knowledge-based practice groups, the Company has established 17 domestic offices and one international office in cities that are key business centers for one or more of the Company's practice groups. Each major office is run by a Managing Partner who has complete fiscal responsibility for that office. The Managing Partner's principal responsibilities include overseeing day-to-day operational and administrative matters at the local office level, providing assistance to consultants in that office, assuring quality control in business development and search execution, hiring and supervising office personnel and serving on an internal operations committee. While compensation for other consultants is based primarily on individual performance, compensation for Managing Partners is based largely on the profitability of their respective local office, as well as on their ability to successfully recruit highly qualified consultants to LAI. Since consultants have greater opportunities to develop relationships with clients and prospective clients in close geographic proximity, they normally focus on, but do not limit their efforts to, clients in the region served by their particular office. Over time, consultants seek to establish deep roots in the community and develop strong links with local business, government and cultural leaders. LAI's domestic offices are located in Atlanta, Austin (Texas), Barrington (Illinois), Boston, Chicago, Cleveland, Dallas, Encino (California), Houston, Lake Geneva (Wisconsin), Los Angeles, New York, Phoenix, Pittsburgh, San Francisco, Stamford and Tampa. In addition, LAI has an office located in London, England.

     Branding Initiatives. The Company historically has relied primarily on client referrals and the efforts of its consultants, particularly its Practice Leaders, to market the Company's services. More recently, LAI also has implemented a global branding program to supplement the marketing efforts of the Company's consultants. The global branding program is designed to significantly increase LAI's visibility. The program involves (i) strengthening LAI's reputation in cities where LAI offices are located through local event sponsorship, board participation and local public relations, (ii) enhancing LAI's reputation in the industries served by the Company's knowledge-based practice groups through trade journal advertising, targeted mailings, and participation in industry associations and conferences and (iii) building both a national and global reputation through news releases, participation in industry forums and issuance of specialized reports.

     Blocking Arrangements. Either by agreement with clients or for marketing or client relations purposes, executive search firms frequently refrain from recruiting employees of a client, and possibly other entities affiliated with that client, for a specified period of time (a "blocking" arrangement). LAI actively manages its blocking arrangements and seeks to mitigate any adverse effects of blocking by strengthening its long-term relationships with focused accounts, shortening the length of the off-limits period and by resisting requests for blocking arrangements with clients who do not engage LAI for multiple assignments. Additionally, in recent years market conditions and industry practices have resulted in blocking arrangements that are becoming narrower in scope and shorter in duration.

RESEARCH AND TECHNOLOGY

     LAI believes that its industry specialization and technological capabilities enable it to consistently provide superior research and, ultimately, deliver higher quality search results to its clients. Search consultants must understand a client's industry, competitors and business strategies and be able to readily identify the universe of most qualified executive candidates. LAI's 116 associates, researchers and IT professionals support the Company's consultants by, among other things, gathering and analyzing information obtained from numerous electronic databases, trade journals and directories, the Internet and other sources. LAI also maintains a proprietary database containing professional information on more than 100,000 executive candidates. Consultants can query this database on a variety of attributes, including demographic information, work experience, compensation and personal interview results. LAI's wide area computer network provides remote document sharing and data search capabilities, groupware features and real-time updates on ongoing search engagements. LAI is committed to continually upgrading its proprietary database and other information sources to enable LAI's consultants to retrieve relevant information quickly and efficiently.

     The Company's support functions, including its research department, are coordinated from its Tampa, Florida office. In the search process, the principal function of LAI's research department is to support the Company's consultants by gathering and analyzing information on the industries and companies expected to produce the most qualified candidates. LAI's research professionals also support the Company's business development activities by providing target lists, data on past LAI searches and information on companies and executives in target industries. LAI's researchers typically have had professional research or library training and experience prior to joining LAI, and many have undergraduate and graduate degrees in such fields as library science. LAI's research staff is organized by practice group, with most researchers specializing in one or two specific industries. Unlike many of its competitors, LAI researchers do not work exclusively for particular executive search consultants. LAI believes its focused approach facilitates the development of specialized expertise, promotes a consistent culture and cooperation across the firm and standardizes communication and training.

PROFESSIONAL STAFF AND EMPLOYEES

     At April 30, 1998, LAI had 386 full time employees, of which 114 were executive search consultants, 116 were associates, researchers or IT professionals and 156 were administrative and support staff. LAI has never been a party to any collective bargaining agreement and considers relations with its employees to be good.

     LAI's search professionals are categorized either as consultants, consisting of partners and principals, or as associates. Associates are junior search professionals who generally do not directly execute search assignments, but assist partners and principals by performing research and other functions. After several years of experience and satisfactory performance, an associate will be considered for promotion to the position of principal. If a principal continues to develop and generate revenue, the principal will be offered the opportunity to advance to the position of partner. Promotions depend on a variety of factors, including productivity and business development. As a matter of corporate philosophy, LAI strives to hire as associates only those individuals it believes have the potential to become productive consultants.

     LAI's consultants (excluding those who joined LAI in connection with the recent acquisitions of WHI and CPI) have been employed by the Company for an average of approximately four years. LAI has experienced an average annual turnover rate among its consultants of less than 8% over the last five fiscal years. At April 30, 1998, there were 94 partners, 20 principals and 41 associates. Most of LAI's consultants held senior level positions with leading companies in LAI's targeted industry sectors and had experience in the executive search business prior to joining LAI. LAI's consultants have, on average, approximately 11 years of experience in the executive search industry.

     LAI has been able to attract and retain some of the most productive executive search consultants in the industry as a result of its premium reputation, performance-based consultant compensation system and stock incentive plans. The Company believes the salaries, commissions, bonuses and profit sharing it pays to its consultants are among the industry's highest as a percentage of fee revenue generated. Although consultants are paid base salaries, a significant portion of most consultants' compensation consists of incentive compensation that is dependent primarily upon the amount of fee revenue they generate.

COMPETITION

     The executive search industry is highly competitive. It is estimated that there are more than 4,000 executive search firms worldwide. There are relatively few barriers to entry and new competitors frequently enter the market. While LAI faces competition to some degree from all firms in the industry, the Company believes its most direct competition comes from other retained search firms. In particular, LAI competes with the largest firms in the industry: Heidrick & Struggles, Inc., Korn/Ferry International, SpencerStuart & Associates, Russell Reynolds Associates, Inc. and Egon Zehnder International. To a lesser extent, LAI also faces competition from smaller boutique or specialty firms that may compete in certain regional or functional markets and from in-house human resource departments of clients and prospective clients. Some of LAI's competitors possess greater resources and name recognition than LAI. Each firm with which LAI competes is also a competitor in seeking to attract the most productive search consultants. In the Company's experience, the executive search business is more quality-sensitive than price-sensitive. As a result, LAI competes on the level of service it offers, reflected by its knowledge-based practice groups and individual client focus, and, ultimately, the quality of its search results.

ITEM 2.  PROPERTIES

     The Company leases all of its office locations. As of February 28, 1998, the Company leased an aggregate of approximately 155,186 square feet of office space under leases calling for future minimum lease payments of approximately $23.2 million and with remaining terms of between one and nine years (exclusive of renewal options exercisable by LAI). LAI believes that its facilities are adequate for its current needs and that it will not have difficulty leasing additional office space to satisfy anticipated future needs.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time the Company has been involved in litigation incidental to its business. LAI currently is not a party to any litigation the adverse resolution of which, in management's opinion, would be likely to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "LAIX."

     The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the Common Stock, as reported on the Nasdaq National Market since trading began on July 2, 1997, in connection with the Company's initial public offering, at $12.00 per share, under the symbol LAIX.

                                                               HIGH       LOW
                                                              -------   -------
FISCAL YEAR 1998:
Second Quarter (from July 2, 1997)..........................  $21.250   $15.875
Third Quarter...............................................   22.875    17.750
Fourth Quarter..............................................   21.250    16.375
FISCAL YEAR 1999:
First Quarter (through May 11, 1998)........................  $23.250   $19.500

     On May 11, 1998, the last reported sales price of the Common Stock on the Nasdaq National Market was $20.00 per share. As of May 11, 1998, there were approximately 145 holders of record of the Common Stock.

     LAI does not intend to pay any cash dividends for the foreseeable future but instead intends to retain earnings, if any, for the future operation and expansion of LAI's business. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon LAI's results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors deemed relevant by the Board of Directors. Moreover, the Company's credit facilities prohibit payment of dividends without the consent of the lender.

     During the fiscal year ended February 28, 1998, the Company issued 25,707 and 189,677 shares of its Common Stock, without registration under the Securities Act of 1933 (the "Securities Act"), to consultants in connection with the acquisitions of WHI and CPI, respectively. The Company believes that all such transactions were exempt from registration pursuant to Section 4(2) and/or Rule 701 under the Securities Act.

     On July 8, 1997, the Company completed its initial public offering under a Registration Statement on Form S-1 effective July 1, 1997 (Securities and Exchange Commission file number 333-26027) covering 2.3 million shares of its Common Stock. Net proceeds from the offering were approximately $24.7 million, of which approximately $3.9 million was used to repay all outstanding indebtedness under the Company's credit facilities, approximately $9.7 million was paid in connection with the Company's acquisitions of WHI and CPI and the balance was used for general corporate purposes including working capital.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected financial and other data of LAI for fiscal years ended February 1994 through 1998 and as of the last day of each of those fiscal years. The Statement of Operations Data for, and Balance Sheet Data as of the end of, fiscal 1995 through 1998, are derived from the audited Consolidated Financial Statements of the Company. The Statement of Operations and Other Data for, and Balance Sheet Data as of the end of, fiscal 1994 are derived from the unaudited Consolidated Financial Statements of the Company and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) necessary to present fairly the results of operations and financial position of the Company for such periods and as of such dates. The financial data shown below should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                               YEAR ENDED FEBRUARY 28 OR 29,
                                               --------------------------------------------------------------
                                                                                                        PRO
                                                                                                       FORMA
                                                 1994       1995       1996       1997       1998     1998(1)
                                               --------   --------   --------   --------   --------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AND OTHER DATA)
STATEMENT OF OPERATIONS DATA:
Fee revenue, net.............................  $ 21,144   $ 28,262   $ 35,088   $ 46,437   $ 61,803   $91,730
Compensation and benefits....................    17,725     23,991     30,693     39,928     46,513    69,053
General and administrative expenses..........     2,080      2,333      4,467      6,685      8,680    13,736
                                               --------   --------   --------   --------   --------   -------
  Operating income (loss)....................     1,339      1,938        (72)      (176)     6,610     8,941
Net interest income (expense)................        14         (6)       (40)      (376)       197      (649)
                                               --------   --------   --------   --------   --------   -------
  Income (loss) before provision for income
    taxes....................................     1,353      1,932       (112)      (552)     6,807     8,292
Provision for income taxes...................        97        671         90         15      2,927     3,807
                                               --------   --------   --------   --------   --------   -------
         Net income (loss)...................  $  1,256   $  1,261   $   (202)  $   (567)  $  3,880   $ 4,485
                                               ========   ========   ========   ========   ========   =======
Diluted earnings per share...................                                              $   0.82
                                                                                           ========
Pro forma net income (loss)(2)...............  $    785   $  1,121   $   (202)  $   (567)  $  3,880   $ 4,485
                                               ========   ========   ========   ========   ========   =======
Pro forma diluted earnings per share.........                                                         $  0.90
                                                                                                      =======
Diluted weighted average shares
  outstanding................................                                                 4,751     4,961
OTHER DATA:
Number of consultants employed as of fiscal
  year end...................................        38         46         54         62        111
Average fee revenue per consultant employed
  during entire fiscal year..................  $602,000   $689,000   $706,000   $740,000   $989,000
Average cash compensation of positions filled
  (3)........................................  $172,000   $180,000   $196,000   $226,000   $226,000

                                                                         AS OF FEBRUARY 28 OR 29,
                                                              ----------------------------------------------
                                                               1994     1995      1996      1997      1998
                                                              ------   -------   -------   -------   -------
BALANCE SHEET DATA:
Working capital (deficit)...................................  $1,723   $ 1,439   $  (485)  $   617   $ 9,815
Total assets................................................   9,885    12,193    18,300    25,561    88,916
Total long-term debt........................................     264       143        63     2,037     9,125
Total stockholders' equity..................................   2,121     2,325     2,509     2,627    35,471

---------------

(1) The unaudited pro forma financial information for the year ended February 28, 1998 (i) reflects the results of operations of LAI as if the acquisitions of WHI and CPI were completed on March 1, 1997, (ii) assumes that the WHI and CPI consultants were paid according to the LAI consultant compensation plan, the effect of which was to decrease compensation and benefits expense and increase operating income by approximately $3.6 million, (iii) reflects an increase in goodwill amortization and a decrease in net interest income as a result of the two acquisitions and (iv) was prepared using the historical audited financial statements of WHI and CPI for the year ended December 31, 1997.
(2) For periods prior to November 1, 1994, the Company had elected to be taxed as an S corporation for federal and certain state income tax purposes. The pro forma net income (loss) for each period shown reflects a provision for income taxes as if the Company were a C corporation for income tax purposes during such periods at an assumed effective tax rate of 42%.
(3) Represents the average first year cash compensation of positions for which LAI conducted searches during the fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements, the Notes thereto and other financial information included herein.

OVERVIEW

     LAI is one of the largest and fastest growing executive search firms in the world. The Company derives substantially all of its revenue from fees for professional services, which are billed exclusively on a retained basis. LAI's fees typically equal one-third of the anticipated first year cash compensation for the positions being filled. If the actual compensation package for a successfully placed candidate varies from the amount anticipated at the time of the engagement, an appropriate adjustment may be made to LAI's search fee. The Company recognizes fee revenue as clients are billed, generally over a 60 to 90 day period following the acceptance of a search assignment. In addition, clients usually are required to reimburse LAI for out-of-pocket expenses incurred in the search process.

     LAI's fee revenue has grown from $21.1 million in fiscal 1994 to $61.8 million in fiscal 1998, representing a compound annual growth rate of approximately 31%. LAI's fee revenue for fiscal 1998, on a pro forma combined basis assuming the acquisitions of WHI and CPI were completed on March 1, 1997, was $91.7 million. This growth has been achieved by (i) increasing the number of consultants at existing offices, (ii) improving fee revenue per consultant and
(iii) opening and acquiring new offices. Since its initial public offering on July 1, 1997, the Company has completed two acquisitions, which added a net total of six offices and 37 consultants. See "-- Acquisitions." The Company also opened new offices in Boston, Massachusetts and Stamford, Connecticut in fiscal 1997, and in Pittsburgh, Pennsylvania in fiscal 1998. Including acquisitions, the Company added a net total of 65 consultants during the three-year period ended February 28, 1998, representing a 141% increase to its consulting staff. Fee revenue per consultant employed for an entire fiscal year was approximately $706,000, $740,000 and $989,000 for fiscal 1996, 1997 and 1998, respectively.
This improvement was due to greater consultant productivity, an increased mix of more senior level executive searches and to an overall rise in executive compensation. The average first year cash compensation of positions for which LAI conducted searches in fiscal 1996, 1997 and 1998 was approximately $196,000, $226,000, and $226,000, respectively.

     The largest component of the Company's operating expenses consists of compensation and benefits paid to its executive search consultants, executive officers and administrative and support personnel. LAI believes it has been able to attract and retain some of the most productive executive search consultants in the industry as a result of its premium reputation, its performance-based consultant compensation system and its status as a public company, which provides consultants with the opportunity to build wealth through direct equity ownership and participation in the Company's stock incentive plans. Compensation and benefits expense represented approximately 75.3% of fee revenue in fiscal 1998. The Company believes the compensation and benefits it pays to its consultants, as a percentage of fee revenue generated, is among the highest in the industry.

     General and administrative expenses consist of occupancy expense associated with the Company's leased premises, costs associated with the Company's investments in information technology and marketing and other general office expenses. LAI benefits from the reduced costs associated with locating a majority of its administrative support operations in Tampa, Florida. In addition, the Company believes that all of its systems are year 2000 compliant.

ACQUISITIONS

     As part of its growth strategy, the Company expects to continue to pursue strategic acquisitions as an efficient way to increase its number of consultants, expand its client base, strengthen and expand its practice group coverage and broaden its geographic reach in both domestic and international markets. Since its initial public offering on July 1, 1997, the Company completed two acquisitions, which were recorded under the purchase method of accounting. The Company amortizes goodwill over 30 years.

     WHI Acquisition. LAI completed the acquisition of WHI on February 27, 1998. WHI was the ninth largest executive search firm in the United States with fee revenue of $26.5 million for the year ended December 31, 1997. WHI's fee revenue grew at a 21.5% compound annual growth rate from $10.0 million in 1992 to $26.5 million in 1997. LAI acquired WHI for approximately $19.5 million. The purchase consideration consisted of (i) approximately $8.8 million in cash, (ii) $7.6 million in subordinated promissory notes payable over three years, accruing interest on the unpaid balance at the rate of 5.0% per annum and (iii) approximately 190,000 shares of Common Stock.

     CPI Acquisition. LAI completed the acquisition of CPI on January 2, 1998. CPI was a prominent executive search firm based in California that specialized primarily in the financial services industry. CPI's fee revenue was $3.4 million for the year ended December 31, 1997. The Company acquired CPI for approximately $3.1 million. The purchase consideration consisted of (i) approximately $1.4 million in cash, (ii) a convertible subordinated promissory note of the Company in the principal amount of $1.25 million payable over three years, accruing interest on the unpaid balance at the rate of 6.75% per annum and convertible into shares of Common Stock at each anniversary date at the prices specified in the asset purchase agreement and (iii) approximately 26,000 shares of Common Stock.

PRO FORMA FINANCIAL INFORMATION

     The unaudited pro forma financial information for the year ended February 28, 1998 reflects the results of operations of LAI assuming the acquisitions of WHI and CPI were completed on March 1, 1997. The historical audited financial statements of WHI and CPI for the year ended December 31, 1997 were used in preparing the unaudited pro forma financial information.

     The unaudited pro forma financial information assumes that the WHI and CPI consultants were paid according to LAI's consultant compensation plan, which decreased compensation and benefits expense and increased operating income by approximately $3.6 million. The unaudited pro forma financial information also reflects an increase in goodwill amortization of approximately $810,000 and a decrease in net interest income of approximately $960,000 as a result of the two acquisitions. The unaudited pro forma financial information does not reflect (i) expected cost savings which may be achieved through facilities, technology and general and administrative integration or (ii) expected costs of planned upgrades to WHI's and CPI's management information systems. Such items are not reflected because they are not factually determinable or estimable.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of fee revenue:

                                                                PERCENTAGE OF FEE
                                                                     REVENUE
                                                              ---------------------
                                                                   YEAR ENDED
                                                               FEBRUARY 28 OR 29,
                                                              ---------------------
                                                              1996    1997    1998
                                                              -----   -----   -----
Fee revenue, net............................................  100.0%  100.0%  100.0%
Compensation and benefits...................................   87.5    86.0    75.3
General and administrative expenses.........................   12.7    14.4    14.0
                                                              -----   -----   -----
Operating income (loss).....................................   (0.2)   (0.4)   10.7
Net interest income (expense)...............................   (0.1)   (0.8)    0.3
                                                              -----   -----   -----
Income (loss) before provision for income taxes.............   (0.3)   (1.2)   11.0
Provision for income taxes..................................    0.3      --     4.7
                                                              -----   -----   -----
Net income (loss)...........................................   (0.6)%  (1.2)%   6.3%
                                                              =====   =====   =====

FISCAL 1998 COMPARED WITH FISCAL 1997

     Fee revenue. Fee revenue increased $15.4 million, or 33.1%, to $61.8 million for fiscal 1998 from $46.4 million for fiscal 1997. The increase in fee revenue was primarily a result of an increase in the number of consultants and an increase in the average fee revenue per consultant. At the end of fiscal 1998, the Company employed a total of 111 consultants, which represents a net increase of 49 consultants since the beginning of fiscal 1998 and reflects the 37 consultants added in connection with the acquisitions of WHI on February 27, 1998 and CPI on January 2, 1998. The average fee revenue per consultant employed for the entirety of the periods being compared increased 33.6% to $989,000 in fiscal 1998 from $740,000 in fiscal 1997.

     Compensation and benefits. Compensation and benefits increased $6.6 million, or 16.5%, to $46.5 million for fiscal 1998 from $39.9 million for fiscal 1997. The increase was primarily due to compensation and benefits associated with the growth in the number of consultants and the increase in fee revenue per consultant. As a percentage of fee revenue, compensation and benefits decreased to 75.3% for fiscal 1998 from 86.0% for fiscal 1997 primarily due to a decrease in cash compensation paid to consultants in connection with the Company's adoption of a revised compensation plan for consultants effective March 1, 1997. The decrease in compensation and benefits as a percentage of fee revenue also was due to spreading compensation and benefits for LAI's administrative and support staff, which are primarily fixed, over a greater fee revenue base.

     General and administrative expenses. General and administrative expenses increased $2.0 million, or 29.8%, to $8.7 million for fiscal 1998 from $6.7 million for fiscal 1997. These changes were the result of additional infrastructure costs related to business expansion, including increased occupancy and IT expenses. As a percentage of fee revenue, general and administrative expenses decreased to 14.0% for fiscal 1998 from 14.4% for fiscal 1997.

     Operating income (loss). Operating income was $6.6 million for fiscal 1998, as compared to a loss of $176,000 for fiscal 1997. This change was primarily the result of an increase in fee revenue and decreases in compensation and benefits and general and administrative expenses as a percentage of fee revenue.

     Net interest income (expense). The Company received net interest income of $197,000 for fiscal 1998, as compared to net interest expense incurred of $376,000 for fiscal 1997. This change was a result of the Company repaying all outstanding indebtedness under its credit facilities with proceeds from the issuance of Common Stock during its initial public offering, as well as investment earnings from the remaining net proceeds.

     Provision for income taxes. The effective tax rate for fiscal 1998 of 43.0% varied from the statutory rate of 34.0% due to state and local income taxes and because certain expenses, including a portion of meals, entertainment and dues expense and premiums on keyperson life insurance policies, are non-deductible for income tax purposes.

FISCAL 1997 COMPARED WITH FISCAL 1996

     Fee revenue. Fee revenue increased $11.3 million, or 32.3%, to $46.4 million for fiscal 1997 from $35.1 million for fiscal 1996. The increase in fee revenue was primarily a result of an increase in the number of consultants and an increase in the average fee revenue per consultant. At the end of fiscal 1997, the Company employed a total of 62 consultants, which represents a net increase of 8 consultants since the beginning of fiscal 1997. The average fee revenue per consultant employed for the entirety of the periods being compared increased 4.8% to $740,000 in fiscal 1997 from $706,000 in fiscal 1996. The average first year cash compensation of positions for which LAI conducted searches increased by 15.3% to $226,000 in fiscal 1997 from $196,000 in fiscal 1996. During fiscal 1997, LAI opened two new offices, which generated approximately $1.7 million of fee revenue.

     Compensation and benefits. Compensation and benefits increased $9.2 million, or 30.1%, to $39.9 million for fiscal 1997 from $30.7 million for fiscal 1996. The increase was primarily due to compensation and benefits associated with the growth in the number of consultants and the increase in fee revenue per consultant. As a percentage of fee revenue, compensation and benefits decreased to 86.0% for fiscal 1997 from

87.5% for fiscal 1996 primarily due to spreading compensation and benefits for LAI's administrative and support staff, which are primarily fixed, over a greater fee revenue base.

     General and administrative expenses. General and administrative expenses increased $2.2 million, or 49.7%, to $6.7 million for fiscal 1997 from $4.5 million for fiscal 1996. As a percentage of fee revenue, general and administrative expenses increased to 14.4% for fiscal 1997 from 12.7% for fiscal 1996. These increases were primarily due to increases in occupancy costs associated with lease renewals at three of LAI's offices and the opening of two new offices in Stamford, Connecticut and Boston, Massachusetts, as well as an increase in marketing expenses to implement a program to enhance LAI's name recognition.

     Operating income (loss). Operating loss increased $104,000 to $176,000 for fiscal 1997 from $72,000 for fiscal 1996, and as a percentage of fee revenue to 0.4% for fiscal 1997 from 0.2% for fiscal 1996. These increases were primarily due to the increase in general and administrative expenses, partially offset by lower compensation and benefits as a percentage of fee revenue.

     Net interest income (expense). Net interest expense increased $336,000 to $376,000 for fiscal 1997 from $40,000 for fiscal 1996. The increase constitutes interest expense on indebtedness incurred to fund leasehold improvements at two of LAI's offices, as well as interest on compensation deferred pursuant to the Company's deferred compensation plan.

     Provision for income taxes. The effective tax rate for fiscal 1997 of (2.8)% varied from the statutory rate of 35.0% due to state and local income taxes and because certain expenses, including a portion of meals, entertainment and dues expense and premiums on keyperson life insurance policies, are non-deductible for income tax purposes.

UNAUDITED QUARTERLY RESULTS

     The following table sets forth certain unaudited quarterly operating information of the Company for fiscal 1997 and fiscal 1998. This information has been prepared on the same basis as the audited Consolidated Financial Statements contained elsewhere in this Report and, in the opinion of management, includes all adjustments, consisting solely of normal and recurring adjustments, necessary for the fair presentation of the information for the periods presented. The financial data shown below should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

                                                                     QUARTER ENDED
                       ---------------------------------------------------------------------------------------------------------
                       MAY 31,    AUGUST 31,   NOVEMBER 30,   FEBRUARY 28,   MAY 31,    AUGUST 31,   NOVEMBER 30,   FEBRUARY 28,
                         1996        1996          1996           1997         1997        1997          1997           1998
                       --------   ----------   ------------   ------------   --------   ----------   ------------   ------------
                                                                    (IN THOUSANDS)
Fee revenue, net.....  $11,107     $11,506       $11,706        $12,118      $13,725     $16,773       $15,349        $15,956
Operating income
  (loss).............      131         216          (200)          (323)       1,377       1,745         1,701          1,787
Net income (loss)....       (5)          8          (244)          (326)         702       1,016         1,056          1,106

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily upon cash flows from operations and available borrowings under its credit facilities to finance its operations. During fiscal 1996, 1997 and 1998, cash flows from operations were $1.6 million, $(653,000) and $2.9 million, respectively. To provide additional liquidity, during fiscal 1998 the Company obtained a commitment letter for credit facilities providing for maximum borrowings of $15.0 million. In May 1998, this commitment was increased to $25.0 million. Borrowings under this facility will bear interest at variable rates. See Note 4 to Consolidated Financial Statements.

     Capital expenditures totaled approximately $2.5 million, $1.8 million and $2.2 million for fiscal 1996, 1997 and 1998, respectively. These expenditures consisted primarily of purchases of office equipment, upgrades to information systems and leasehold improvements. Investments in whole life insurance policies intended to fund the Company's deferred compensation plan were $779,000, $1.0 million and $2.1 million in fiscal 1996, 1997 and 1998, respectively.

     Cash provided by financing activities was approximately $23.6 million during fiscal 1998, including $24.7 million from the sale of Common Stock in the Company's initial public offering. During fiscal 1998 the Company issued $8.8 million of subordinated debt in connection with the WHI and CPI acquisitions. Cash provided by financing activities was approximately $2.7 million during fiscal 1997, which included $1.7 million of net borrowings under a term loan and $926,000 in proceeds from sales of Common Stock (net of Common Stock repurchases) to newly hired and promoted consultants as part of LAI's strategy to increase the breadth of stock ownership among its consultants. During fiscal 1996, cash provided by financing activities was approximately $416,000, consisting primarily of proceeds from sales of Common Stock (net of Common Stock repurchases) to newly hired and promoted consultants.

     The Company believes that funds from operations, its expanded credit facilities and availability of equity capital will be sufficient to meet its anticipated working capital, capital expenditure, debt repayment and general corporate requirements on both a short-term and long-term basis.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997. Management believes the effect of adopting SFAS 130 would not have a material impact on the accompanying consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the effect of adopting SFAS 131.

     If February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pension and Other Post Retirement Benefits" ("SFAS 132"). SFAS 132 revises employers' disclosures about pension and other post retirement benefit plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997; earlier application is encouraged. Management has implemented SFAS 132 for the year ended February 28, 1998.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Management believes the effect of adopting SOP 98-1 would not have a material impact on the accompanying consolidated financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     The discussion above and other portions of this document contain some forward-looking statements. Forward-looking statements also may be included in other written and oral statements made or released by the Company and its representatives. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. They may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning. Forward-looking statements describe our expectations today of what we believe is most likely to occur or reasonably achievable in the future, but they do not predict or assure any future occurrence and may turn out to be wrong. In particular, forward looking statements in this document include those regarding the Company's business strategy and its growth and expansion plans and strategies. Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions the Company might make. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. The Company does not undertake any obligation to publicly update any forward-looking statements to reflect new information or future events or occurrences.

     The Company wishes to caution readers that, in addition to the business, economic and legal factors that affect executive search firms generally, as well as other important factors included elsewhere in this document, described in other documents filed with the Securities and Exchange Commission or otherwise publicly disclosed, the important factors discussed below could affect the Company's actual results and could cause future events or circumstances to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Other factors besides those discussed here could also affect the Company's actual results.

     Dependence on Attracting and Retaining Qualified Executive Search Consultants. LAI's success depends upon its ability to attract and retain qualified executive search consultants who possess the skills and experience necessary to fulfill its clients' executive search needs. Competition for qualified consultants is intense and many firms in LAI's industry have experienced high consultant turnover rates. There can be no assurance that LAI will continue to be successful in identifying and hiring consultants with substantial experience and established client relationships. The majority of LAI's executive search consultants are not subject to any employment, non competition or similar agreement. Any impairment of LAI's ability to retain existing or attract additional qualified consultants could have a material adverse effect on LAI's business, financial condition and results of operations.

     Portability of Client Relationships. LAI's success depends upon the ability of its executive search consultants to develop and maintain strong, long-term relationships with its clients. When a consultant leaves one search firm and joins another, clients that have established relationships with the departing consultant may move their business to the consultant's new employer. The failure to retain its most productive consultants or maintain the quality of service to which its clients are accustomed, and the ability of a departing consultant to move business to his or her new employer, could have a material adverse effect on LAI's business, financial condition and results of operations.

     Growth Through Acquisitions. A key component of LAI's growth strategy is to acquire executive search firms that expand the breadth of its practice groups and strategically extend the Company's geographic presence, including internationally. There can be no assurance that LAI will continue to successfully identify suitable acquisition candidates and complete acquisitions on terms beneficial to the Company and its stockholders.

     Management of Growth. The Company currently is experiencing rapid growth that could strain the Company's managerial, financial, administrative and operational resources. To effectively manage its growth, the Company may be required to improve its internal operational processes and controls, expand its technological and financial systems, assimilate divergent corporate cultures of acquired executive search firms, eliminate or consolidate redundant capabilities, and maintain the consistency and high quality of its services. There can be no assurance that LAI can continue to successfully manage its growth.

     Competition. The executive search industry is extremely competitive and highly fragmented. There can be no assurance that LAI will be able to continue to compete effectively with existing or potential competitors or that significant clients or prospective clients of LAI will not decide to perform search services using in-house personnel.

     Blocking Arrangements. Executive search firms frequently agree to refrain, for a specified period of time, from recruiting employees of a client and possibly affiliates of such client, when conducting searches on behalf of other clients (a "blocking" arrangement). As LAI's client base grows and as LAI acquires additional executive search firms, blocking arrangements increasingly may impede LAI's growth or its ability to attract and serve new clients, which could have a material adverse effect on LAI's business, financial condition and results of operations.

     Risks of International Operations. LAI recently opened an office in London, England and is pursuing further international expansion. LAI is subject to certain risks that are inherent in conducting international business, such as exposure to currency fluctuations, difficulties in integrating and standardizing operational procedures and corporate cultures, potentially adverse tax consequences, difficulties in staffing and managing foreign operations and the burden of complying with a wide variety of foreign laws and regulations. There can be no assurance that one or more of such risks will not have a material adverse effect on the Company's business, financial condition and results of operations.

     Reliance on Information Processing Systems. LAI's success depends in large part upon its ability to gather, store, retrieve and process substantial amounts of information. To achieve its operational goals and to remain competitive, LAI believes that it must continue to automate its search execution process and further improve its information processing system. If LAI does not maintain an information processing system that provides the capabilities necessary for LAI to compete effectively, LAI's business, financial condition and results of operations could be materially adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company will be required to include additional disclosures regarding certain quantitative and qualitative information about market risk exposures beginning with the fiscal year ending February 28, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements, including Notes thereto and certain reports on portions thereof by independent certified public accountants (collectively, "Financial Statements"), are included in this Report beginning on Page 24 and are incorporated by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     The information called for by Item 10 through 13, below, of this Report has been omitted in accordance with the General Instructions to Form 10-K promulgated by the Securities and Exchange Commission (the "Commission"). The Registrant will file with the Commission in June 1998, pursuant to Regulation 14A, a definitive proxy statement relating to the Registrant's Annual Meeting of Stockholders on July 7, 1998 (the "Proxy Statement"), to elect directors, approve the Registrant's 1998 Omnibus Stock and Incentive Plan and ratify the appointment of Arthur Andersen LLP as the Registrant's firm of independent certified public accountants for the fiscal year ending February 28, 1999. The information required by these Items will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information to be included in the Proxy Statement under the heading "Management" is hereby incorporated by reference as indicated above.

ITEM 11.  EXECUTIVE COMPENSATION

     Information to be included in the Proxy Statement under the headings "Management," "Compensation Committee Report" and "Stock Performance Graph" is hereby incorporated by reference as indicated above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information to be included in the Proxy Statement under the heading "Security Ownership" is hereby incorporated by reference as indicated above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information to be included in the Proxy Statement under the heading "Management -- Certain Relationships and Transactions" is hereby incorporated by reference as indicated above.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

          1. Financial Statements beginning on Page 24 of this Report, as follows:

Report of Independent Certified Public Accountants..........    24
  Consolidated Balance Sheets...............................    25
  Consolidated Statements of Operations.....................    26
  Consolidated Statements of Stockholders' Equity...........    27
  Consolidated Statements of Cash Flows.....................    28
  Notes to Consolidated Financial Statements................    29

          2. Financial Statement Schedules

Report of Independent Certified Public Accountants..........    42
Schedule II: Valuation on and Qualifying Accounts...........    43

          3. Exhibits.

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  2.1 (4)  --  Agreement and Plan of Merger dated February 27, 1998, by and among Lamalie Associates, Inc., LAI Mergersub, Inc. and Ward
               Howell International, Inc.
  2.2 (4)  --  Asset Purchase Agreement dated December 29, 1997, by and among Lamalie Associates, Inc., Chartwell Partners
               International, Inc. and David M. DeWilde
  3.1 (1)  --  Articles of Incorporation of the Registrant as now in effect
  3.2 (1)  --  Bylaws of the Registrant as now in effect
  4   (1)  --  Form of Common Stock Certificate
 10.1 (3)  --  1997 Omnibus Stock and Incentive Plan
 10.2 (1)  --  Non-Employee Directors' Stock Option Plan
 10.3 (1)  --  Profit Sharing Plan
 10.4 (1)  --  1997 Employee Stock Purchase Plan
 10.5 (1)  --  Form of Agreement for Deferred Compensation Plan
 10.6 (1)  --  Managing Partners' Compensation Plan+
 10.7 (1)  --  Partners' Compensation Plan+
 10.8 (1)  --  Employment Agreement for Mr. Gow+
 10.9      --  1998 Omnibus Stock and Incentive Plan
 10.10(1)  --  Employment Agreement for Mr. Rothschild+
 10.11(2)  --  Form of Indemnification Agreement entered into with certain
               Directors and Officers
 10.12(1)  --  Directors' Deferral Plan
 10.13(3)  --  Employment Agreement with Robert L. Pearson dated October 8,
               1997

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 10.14(4)  --  Form of Employment Agreement for former Ward Howell
               International, Inc. Shareholders
 21.1 (5)  --  Subsidiaries of the Registrant
 23.2      --  Consent of Arthur Andersen LLP

---------------

(1) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-26027), originally filed April 29, 1997, as amended and as effective July 1, 1997.
(2) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997, filed August 8, 1997.
(3) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997, filed January 13, 1998.
(4) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's current Report on Form 8-K filed March 13, 1998.
(5) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-52075), originally filed May 7, 1998, including as subsequently amended.
 + Confidential treatment has been granted with respect to portions of this Exhibit.

     (b) Reports on Form 8-K.

     The Company did not file a Current Report on Form 8-K during the fourth fiscal quarter of the period covered by this Report. On March 17, 1998, the Company filed a Form 8-K reporting the acquisition of Ward Howell International, Inc. ("WHI"), the ninth largest executive search firm in the United States, and Chartwell Partners, Inc. ("CPI"), a prominent executive search firm based in California specializing primarily in the financial services industry. Such report included financial statements of WHI and CPI and pro forma financial information related to these acquisitions.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Lamalie Associates, Inc.:

     We have audited the accompanying consolidated balance sheets of Lamalie Associates, Inc. (a Florida corporation) and subsidiaries as of February 28, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lamalie Associates, Inc. and subsidiaries as of February 28, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Tampa, Florida,
April 8, 1998

                            LAMALIE ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              FEBRUARY 28,   FEBRUARY 28,
                                                                  1997           1998
                                                              ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
                                         ASSETS:
Current assets:
  Cash and cash equivalents.................................    $ 1,662        $23,780
  Accounts receivable, less allowance of $850 and $2,120,
     respectively...........................................     14,238         22,219
  Prepaid expenses..........................................      1,033          1,420
  Refundable income taxes...................................         58          1,822
                                                                -------        -------
          Total current assets..............................     16,991         49,241
                                                                -------        -------
Property and equipment, net.................................      4,184          5,612
Deferred tax assets.........................................      1,958          4,185
Goodwill, net...............................................         --         24,790
Cash value of life insurance................................      2,255          4,363
Other assets................................................        173            725
                                                                -------        -------
          Total assets......................................    $25,561        $88,916
                                                                =======        =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable and accrued liabilities..................    $ 2,089        $ 7,191
  Payable to former WHI stockholders........................         --          8,592
  Accrued compensation......................................     13,255         20,573
  Current maturities of long-term debt......................        387          3,070
  Current deferred tax liabilities..........................        643             --
                                                                -------        -------
          Total current liabilities.........................     16,374         39,426
                                                                -------        -------
Accrued rent................................................      1,038          1,013
Deferred compensation.......................................      3,872          6,951
Long-term debt, less current maturities.....................      1,650          6,055
                                                                -------        -------
Commitments and contingencies
Stockholders' equity:
  Preferred stock; $0.01 par value; 3,000,000 shares
     authorized; no shares issued and outstanding...........         --             --
  Common stock; $0.01 par value; 35,000,000 shares
     authorized; 3,075,000 and 5,576,446 shares issued and
     outstanding, respectively..............................         31             56
  Additional paid-in capital................................      4,087         32,873
  Subscriptions receivable..................................       (153)            --
  Retained earnings (accumulated deficit)...................     (1,338)         2,542
                                                                -------        -------
          Total stockholders' equity........................      2,627         35,471
                                                                -------        -------
          Total liabilities and stockholders' equity........    $25,561        $88,916
                                                                =======        =======

 The accompanying notes are an integral part of these consolidated statements.

                            LAMALIE ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED
                                                       ------------------------------------------
                                                       FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 28,
                                                           1996           1997           1998
                                                       ------------   ------------   ------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Fee revenue, net.....................................    $35,088        $46,437        $61,803
Operating expenses:
  Compensation and benefits..........................     30,693         39,928         46,513
  General and administrative.........................      4,467          6,685          8,680
                                                         -------        -------        -------
          Total operating expenses...................     35,160         46,613         55,193
                                                         -------        -------        -------
Operating income (loss)..............................        (72)          (176)         6,610
                                                         -------        -------        -------
Interest income......................................        117            125            887
Interest expense.....................................       (157)          (501)          (690)
                                                         -------        -------        -------
          Net interest income (expense)..............        (40)          (376)           197
                                                         -------        -------        -------
Income (loss) before provision for income taxes......       (112)          (552)         6,807
Provision for income taxes...........................         90             15          2,927
                                                         -------        -------        -------
Net income (loss)....................................    $  (202)       $  (567)       $ 3,880
                                                         =======        =======        =======
Basic net income (loss) per common share.............    $ (0.07)       $ (0.18)       $  0.85
                                                         =======        =======        =======
Weighted average common shares.......................      2,921          3,199          4,573
                                                         =======        =======        =======
Diluted net income (loss) per common and common
  equivalent share...................................    $ (0.07)       $ (0.18)       $  0.82
                                                         =======        =======        =======
Weighted average common and common equivalent
  shares.............................................      2,921          3,199          4,751
                                                         =======        =======        =======

 The accompanying notes are an integral part of these consolidated statements.

                            LAMALIE ASSOCIATES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                    RETAINED
                                    COMMON STOCK     ADDITIONAL                    EARNINGS/         TOTAL
                                   ---------------    PAID-IN     SUBSCRIPTIONS   (ACCUMULATED   STOCKHOLDERS'
                                   SHARES   AMOUNT    CAPITAL      RECEIVABLE       DEFICIT)        EQUITY
                                   ------   ------   ----------   -------------   ------------   -------------
                                                                 (IN THOUSANDS)
BALANCE AS OF FEBRUARY 28,
  1995...........................  2,278     $23      $ 2,943        $  (72)        $  (569)        $ 2,325
Redemption of common stock.......   (100)     (1)        (136)           --              --            (137)
Issuance of common stock.........    612       6          845          (851)             --              --
Reduction of subscriptions
  receivable from stockholders...     --      --           --           524              --             524
Net loss.........................     --      --           --            --            (202)           (202)
                                   -----     ---      -------        ------         -------         -------
BALANCE AS OF FEBRUARY 29,
  1996...........................  2,790      28        3,652          (399)           (771)          2,510
Redemption of common stock.......   (345)     (3)        (509)           --              --            (512)
Issuance of common stock.........    630       6          944          (950)             --              --
Reduction of subscriptions
  receivable from stockholders...     --      --           --         1,196              --           1,196
Net loss.........................     --      --           --            --            (567)           (567)
                                   -----     ---      -------        ------         -------         -------
BALANCE AS OF FEBRUARY 28,
  1997...........................  3,075      31        4,087          (153)         (1,338)          2,627
Redemption of common stock.......    (50)     (1)         (76)           --              --             (77)
Initial public offering of common
  stock..........................  2,300      23       24,628            --              --          24,651
Other issuance of common stock...    251       3        4,183            --              --           4,186
Reduction of subscriptions
  receivable from stockholders...     --      --           --           153              --             153
Amortization of discounted
  options........................     --      --           51            --              --              51
Net income.......................     --      --           --            --           3,880           3,880
                                   -----     ---      -------        ------         -------         -------
BALANCE AS OF FEBRUARY 28,
  1998...........................  5,576     $56      $32,873        $   --         $ 2,542         $35,471
                                   =====     ===      =======        ======         =======         =======

 The accompanying notes are an integral part of these consolidated statements.

                            LAMALIE ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED
                                                              ------------------------------------------
                                                              FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 28,
                                                                  1996           1997           1998
                                                              ------------   ------------   ------------
                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................    $  (202)       $  (567)       $ 3,880
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................        449            768            885
  Amortization of goodwill..................................         --             --             17
  Amortization of discounted options........................         --             --             51
  Deferred income taxes.....................................       (738)          (276)          (897)
  Changes in assets and liabilities
    Accounts receivable, net................................     (3,796)        (4,679)        (1,367)
    Prepaid expenses........................................       (218)          (331)          (319)
    Refundable income taxes.................................        465         (1,146)        (1,707)
    Other assets............................................        (35)           (36)          (532)
    Accounts payable and accrued liabilities................      1,843           (155)           361
    Accrued compensation....................................      2,362          3,376           (493)
    Accrued rent............................................        122            531            (25)
    Deferred compensation...................................      1,314          1,862          3,079
                                                                -------        -------        -------
         Net cash provided by (used in) operating
           activities.......................................      1,566           (653)         2,933
                                                                -------        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in life insurance................................       (779)        (1,048)        (2,109)
Purchases of property and equipment.........................     (2,483)        (1,825)        (2,187)
Acquisition of WHI..........................................         --             --          1,318
Acquisition of CPI..........................................         --             --         (1,387)
                                                                -------        -------        -------
         Net cash used in investing activities..............     (3,262)        (2,873)        (4,365)
                                                                -------        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings..................................................         --          3,995             --
Repayments of debt..........................................         --         (2,262)        (1,783)
Redemption of certificate of deposit........................        109             --             --
Proceeds from issuance of common stock......................        524          1,197         25,410
Payments to redeem common stock.............................       (217)          (271)           (77)
                                                                -------        -------        -------
    Net cash provided by financing activities...............        416          2,659         23,550
                                                                -------        -------        -------
    Net (decrease) increase in cash and cash
    equivalents.............................................     (1,280)          (867)        22,118
Cash and Cash Equivalents, at beginning of period...........      3,809          2,529          1,662
                                                                -------        -------        -------
Cash and Cash Equivalents, at end of period.................    $ 2,529        $ 1,662        $23,780
                                                                =======        =======        =======
Supplemental disclosures of cash flow information --
Cash paid for interest......................................    $     8        $   204        $   145
Cash paid for income taxes..................................        362          1,437          4,691
Supplemental disclosures of non-cash activities --
Debt issued in connection with acquisitions.................         --             --          8,802
Equity issued in connection with acquisitions...............         --             --          3,580
Payable in connection with acquisitions.....................         --             --          8,592

 The accompanying notes are an integral part of these consolidated statements.

                            LAMALIE ASSOCIATES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1998

(1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Lamalie Associates, Inc. and its wholly-owned subsidiaries ("LAI" or the "Company") provide consulting services aimed specifically at solving its clients' leadership needs by identifying, evaluating and recommending qualified candidates for senior level positions. LAI provides executive search services exclusively on a retained basis from 16 regional offices located throughout the United States.

INITIAL PUBLIC OFFERING & REINCORPORATION

     The Company completed its initial public offering (the "IPO") of 2,300,000 shares of common stock on July 1, 1997. The proceeds of $24.7 million, net of underwriters' discounts and other offering costs, were used to repay outstanding indebtedness under the Company's credit facilities, to finance business acquisitions and to provide additional working capital. On June 3, 1997, in connection with the IPO, the Company reincorporated from Delaware to Florida.

STOCK SPLIT

     On June 3, 1997, in connection with the IPO, the Company effected a 1,000 for one stock split of each outstanding share of common stock. All share related data in these consolidated financial statements have been adjusted retroactively to give effect to this event as if it had occurred at the beginning of the earliest period presented.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     The Company considers all highly-liquid investment instruments with original maturities of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

     Office furniture and equipment are stated at cost less accumulated depreciation. Effective March 1, 1996, the Company adopted the straight-line method of depreciation for all newly acquired assets. All assets acquired prior to March 1, 1996, are depreciated using an accelerated method. The effect of the change in depreciation methods on newly acquired assets is not material to the Company's financial statements. Depreciation is provided over the assets' estimated useful lives of 7 years for office furniture and equipment and 5 years for software. Leasehold improvements are stated at cost less accumulated amortization using the straight-line method over the related remaining lease terms which range from 2 to 9 years. Repair and maintenance costs which do not extend the useful lives of the assets are expensed as incurred.

                            LAMALIE ASSOCIATES, INC.

GOODWILL

     Goodwill relates to acquisitions made during the year ended February 28, 1998 (see Note 2), and is being amortized on a straight-line basis over thirty years. Accumulated amortization as of February 28, 1998, was approximately $17,000.

REVENUE RECOGNITION

     The Company derives substantially all of its revenues from fees for professional services, which are recognized as fee revenue as clients are billed, generally over a 60- to 90-day period commencing with the initial acceptance of a search. Fee revenue is presented net of adjustments to original billings.

INCOME TAXES

     The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which the related deferred tax assets or liabilities are expected to be settled or realized. Provision for income taxes consists of the taxes payable for the current period and the change during the period in deferred tax assets and liabilities.

NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per common share was determined by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per common and common equivalent share was determined by dividing the net income (loss) by the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options using the treasury stock method and from the convertible debt assuming conversion upon issuance. (See Note 4)

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares of common stock issued by the Company during the 12 months preceding the IPO have been included in the calculation of weighted average shares of common stock outstanding as if the shares were outstanding for all periods presented.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. Credit risk arising from receivables is minimal due to the large number of clients comprising the Company's customer base. The customers are concentrated primarily in the Company's U.S. market areas. Credit losses in the past have not been material.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments as of February 28, 1997 and 1998, approximate fair value.

NEWLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained

                            LAMALIE ASSOCIATES, INC.

earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997. Management believes the effect of adopting SFAS 130 would not have a material impact on the accompanying consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the effect of adopting SFAS 131.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pension and Other Post Retirement Benefits" ("SFAS 132"). SFAS 132 revises employers' disclosures about pension and other post retirement benefit plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997; earlier application is encouraged. Management has implemented SFAS 132 for the year ended February 28, 1998.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Management believes the effect of adopting SOP 98-1 would not have a material impact on the accompanying consolidated financial statements.

RECLASSIFICATIONS

     Certain prior year balances have been reclassified in order to conform to the current year financial statement presentation.

(2) ACQUISITIONS

     On February 27, 1998, the Company completed the acquisition by merger of Ward Howell International, Inc. ("WHI"). WHI and its subsidiary were merged into a wholly-owned subsidiary of the Company and WHI was the surviving corporation in the merger. The purchase price was approximately $19.5 million including $7.6 million in notes payable and approximately 190,000 shares or $3.1 million of common stock. The remaining $8.8 million of the purchase consideration was payable to the former WHI stockholders as of February 28, 1998, and is accrued for in the accompanying consolidated balance sheets. Also, additional acquisition costs of approximately $3.1 million have been accrued for in the accompanying consolidated balance sheets. The acquisition was accounted for as a purchase with goodwill being recognized for the excess of the purchase amount over the fair market value of the assets acquired.

     On January 2, 1998, the Company acquired Chartwell Partners International, Inc. ("CPI"). The acquisition cost was approximately $3.1 million and consisted of approximately $1.4 million cash, a $1.25 million convertible subordinated note payable, and approximately 26,000 shares or $424,000 of common stock. The acquisition was accounted for as a purchase with goodwill being recognized for the excess of the purchase amount over the fair market value of the assets acquired.

                            LAMALIE ASSOCIATES, INC.

     Had the acquisitions of WHI and CPI been completed on March 1, 1996 and 1997, respectively, the combined pro forma unaudited results of operations would have been as follows for the year ended February 28:

                                                               1997       1998
                                                              -------    -------
                                                                (IN THOUSANDS,
                                                                  EXCEPT PER
                                                                 SHARE DATA)
                                                                 (UNAUDITED)
Fee revenue, net............................................  $74,193    $91,730
Net income..................................................    2,943      4,485
Basic net income per common share...........................     0.86       0.94
Diluted net income per common and common equivalent share...     0.86       0.90

     The unaudited pro forma combined results of operations for the years ended February 28, 1997 and 1998 were prepared using the financial statements of WHI and CPI for the years ended December 31, 1996 and 1997, respectively.

(3) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of February 28:

                                                               1997     1998
                                                              ------   ------
                                                              (IN THOUSANDS)
Office furniture and equipment..............................  $2,884   $3,934
Leasehold improvements......................................   2,305    2,614
Software....................................................     721    1,672
                                                              ------   ------
                                                               5,910    8,220
Less: accumulated depreciation and amortization.............  (1,726)  (2,608)
                                                              ------   ------
                                                              $4,184   $5,612
                                                              ======   ======

                            LAMALIE ASSOCIATES, INC.

(4) LONG-TERM DEBT

     Long-term debt consists of the following as of February 28:

                                                               1997     1998
                                                              ------   ------
                                                              (IN THOUSANDS)
Notes payable to former WHI stockholders dated February 27,
  1998, payable in three equal annual installments plus
  accrued interest bearing interest at 5.0%.................  $   --   $7,552
Convertible subordinated promissory note to a former CPI
  stockholder, dated January 2, 1998, payable in three equal annual installments plus accrued interest, bearing
  interest at 6.75%, and convertible into shares of common
  stock at each anniversary date at prices specified in the
  asset purchase agreement..................................      --    1,250
Term loan dated March 1996, payable in monthly principal
  installments of $23,810 plus accrued interest secured by
  accounts receivable, repaid in full during fiscal 1998....   1,733       --
Notes payable due to former LAI stockholders, non-interest
  bearing (interest imputed at 6.5%), payable in three equal
  annual installments maturing through April 2000...........     304      254
Notes payable to former WHI stockholders bearing interest
  from 5.8% to 9.5% maturing through February 2003..........      --       69
                                                              ------   ------
                                                               2,037    9,125
Less: current maturities of long-term debt..................    (387)  (3,070)
                                                              ------   ------
                                                              $1,650   $6,055
                                                              ======   ======

     Maturities of long-term debt are as follows (in thousands):

YEAR ENDING                                                   AMOUNT
-----------                                                   ------
February 28, 1999...........................................  $3,070
February 29, 2000...........................................   3,070
February 28, 2001...........................................   2,971
February 28, 2002...........................................       7
February 28, 2003...........................................       7
                                                              ------
                                                              $9,125
                                                              ======

     The Company maintains a line of credit which provides for maximum borrowings of $6.5 million bearing interest at the bank's prime rate (8.5% at February 28, 1998). Interest is payable monthly and the principal balance is due upon demand. The line of credit is collateralized by accounts receivable with borrowings limited to 75% of qualifying receivables. Additionally, the Company is required to comply with certain working capital and liquidity covenants. The Company was in compliance with the terms and covenants of its debt agreements as of February 28, 1997 and 1998. No amounts were outstanding under the line of credit as of February 28, 1997 or 1998. During fiscal 1998, the Company obtained a commitment letter for credit facilities providing for maximum borrowings of $15.0 million. Subsequent to year end, this commitment was increased to $25.0 million.

                            LAMALIE ASSOCIATES, INC.

(5) INCOME TAXES

     Significant components of the provision for income taxes are summarized as follows:

                                               FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 28,
                                                   1996           1997           1998
                                               ------------   ------------   ------------
                                                             (IN THOUSANDS)
Current:
  Federal....................................     $ 662          $ 235          $2,931
  State......................................       166             56             893
                                                  -----          -----          ------
                                                    828            291           3,824
                                                  -----          -----          ------
Deferred:
  Federal....................................      (591)          (220)           (683)
  State......................................      (147)           (56)           (214)
                                                  -----          -----          ------
                                                   (738)          (276)           (897)
                                                  -----          -----          ------
                                                  $  90          $  15          $2,927
                                                  =====          =====          ======

     The provision for income taxes differs from the amount computed by applying the U.S. federal corporate tax rate to income before provision for income taxes as follows:

                                               FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 28,
                                                   1996           1997           1998
                                               ------------   ------------   ------------
Statutory U.S. federal income tax rate.......       35.0%         35.0%          34.0%
  Meals, entertainment and dues..............     (101.0)        (31.2)           2.1
  Keyperson life insurance premiums..........       (6.6)         (3.8)            .5
  State taxes, net of federal benefit........       (7.3)         (2.8)           6.4
                                                  ------         -----          -----
     Effective income tax rate...............      (79.9)%        (2.8)%         43.0%
                                                  ======         =====          =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes. As of February 28, 1998, the Company has changed its method of reporting for income

                            LAMALIE ASSOCIATES, INC.

taxes from the cash basis to the accrual basis. Significant components of the Company's deferred tax assets and liabilities as of February 28, 1997 and 1998, are as follows:

                                                               1997      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Accounts payable and accrued liabilities..................  $   766   $   124
  Accrued compensation......................................    4,539        --
  Accrued rent..............................................      415       408
  Allowance for uncollectible accounts......................       --       595
  Deferred compensation.....................................    1,549     2,798
  Net operating loss carryforward...........................       --     2,207
  Other.....................................................       70        35
                                                              -------   -------
          Total deferred tax assets.........................    7,339     6,167
                                                              -------   -------
Deferred tax liabilities:
  Accrued compensation......................................       --      (117)
  Accounts receivable, net..................................   (5,757)       --
  Liability for change in tax method........................       --    (1,241)
  Prepaid expenses..........................................     (261)       --
  Property and equipment, net...............................       (6)     (623)
  Other.....................................................       --        (1)
                                                              -------   -------
          Total deferred tax liabilities....................   (6,024)   (1,982)
                                                              -------   -------
          Net deferred tax asset............................  $ 1,315   $ 4,185
                                                              =======   =======

     The Company has net operating loss carryforwards of approximately $5.5 million, expiring in 2018. Approximately $4.2 million of this amount relates to the acquisition of WHI (see Note 2). The remaining $1.3 million relates to the change from calendar to fiscal year end for tax reporting purposes.

(6) EMPLOYEE BENEFIT PLANS

PROFIT SHARING PLAN

     The Company maintains a defined contribution retirement plan covering substantially all employees. As of February 28, 1997 and 1998, the Company has accrued for contributions totaling approximately $2,183,000 and $1,585,000, respectively, which are included in accrued compensation in the accompanying consolidated balance sheets.

DEFERRED COMPENSATION PLAN

     The Company has deferred compensation agreements with 59 of its employees. Under the terms of the agreements, employees elect to defer a portion of their compensation to be received, together with accrued interest, upon termination of the agreements, as defined. The present value of the obligation is recorded as deferred compensation in the accompanying consolidated balance sheets. Interest is earned on deferred amounts at a rate determined annually by the Company (8.5% at February 28, 1998).

     The Company is the beneficiary of whole life insurance policies with an aggregate cash surrender value of approximately $2,255,000 and $4,363,000, and an aggregate face amount of $14,725,000 and $13,450,000, as of February 28, 1997 and 1998, respectively. Proceeds from the policies are intended to fund the deferred compensation agreements.

EMPLOYEE STOCK PURCHASE PLAN

     The Company maintains an employee stock purchase plan (the "ESPP") covering all eligible employees meeting length of service requirements as specified in the ESPP. An aggregate of 200,000 shares of common

                            LAMALIE ASSOCIATES, INC.

stock is reserved for issuance under the ESPP. Eligible employees are given the right to purchase shares of common stock two times a year at a price equal to 85% of the then current market price of the common stock.

STOCK OPTION PLANS

     The Company has two employee stock option plans, the 1997 Omnibus Stock and Incentive Plan (the "1997 Plan") and the 1998 Omnibus Stock and Incentive Plan (the "1998 Plan"). Under the 1997 Plan and the 1998 Plan, incentive stock options, nonqualified stock options, stock appreciation rights, performance units, performance shares, restricted stock, restricted stock units and stock not subject to restrictions may be granted to employees of the Company at prices determined at the time of grant. Generally, incentive stock options, nonqualified stock options, restricted stock and restricted stock units will vest each year beginning on the first anniversary of the date of grant at 20-25% per year and will expire after 10 years. An aggregate of 950,000 and 1,000,000 shares of common stock are reserved for issuance under the 1997 Plan and the 1998 Plan, respectively. Certain options under the 1997 Plan which have been granted to executive officers of the Company vest immediately upon the Company's stock price exceeding specified closing prices for a specified length of time as determined by the Board of Directors. If the specified criteria are not met, the options become 100% exercisable six years from the date of grant.

     The Company also maintains a non-employee directors' stock plan (the "Directors' Stock Plan"). An aggregate of 80,000 shares of common stock are reserved for issuance under the Directors' Stock Plan. Among other provisions, outside directors will annually receive options to purchase 5,000 shares of common stock at an exercise price equal to the market price of the common stock on the date of grant. The options will vest fully on the first anniversary of the date of grant and expire after five years.

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 ("APB 25"), under which approximately $51,000 of compensation expense has been recognized for options with an exercise price less than the market price on the date of grant. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which was effective for fiscal years beginning after December 15, 1995. SFAS 123 allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance of SFAS 123 been adopted.

                            LAMALIE ASSOCIATES, INC.

     The Company adopted SFAS 123 for disclosure purposes during the year ended February 28, 1998. For SFAS 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions; risk-free interest rates ranging from 5.56 to 6.43 percent, depending on the date of grant, expected life of 7 years, dividend rate of zero percent, and expected volatility of 45 percent. Using these assumptions, the fair value of the stock options granted in the year ended February 28, 1998, is approximately $10,934,000, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined consistent with SFAS 123, utilizing the assumptions detailed above, the Company's net income and net income per share, as reported would have been the following pro forma amounts (in thousands except per share data):

                                                               1998
                                                              ------
Net Income
  As reported...............................................  $3,880
  Pro forma.................................................   3,399
Basic net income per common share
  As reported...............................................  $ 0.85
  Pro forma.................................................    0.74
Diluted net income per common and common equivalent share
  As reported...............................................  $ 0.82
  Pro forma.................................................    0.72

     A summary of the status of the Company's stock option plans as of February 28, 1998, and for the year then ended is presented in the table and narrative below:

                                                                        1998
                                                             --------------------------
                                                                            WEIGHTED
                                                                            AVERAGE
                                                              SHARES     EXERCISE PRICE
                                                             ---------   --------------
Outstanding -- beginning of year...........................         --       $   --
Granted....................................................  1,211,615        15.97
                                                             ---------       ------
Outstanding -- end of year.................................  1,211,615       $15.97
                                                             =========       ======

                                                       OPTIONS OUTSTANDING
                                      -----------------------------------------------------
                                           NUMBER            WEIGHTED-         WEIGHTED-
                                         OUTSTANDING          AVERAGE           AVERAGE
                                            AS OF            REMAINING          EXERCISE
RANGE OF EXERCISE PRICES              FEBRUARY 28, 1998   CONTRACTUAL LIFE       PRICE
------------------------              -----------------   ----------------   --------------
$7.50...............................        67,500            9.3 years          $ 7.50
12.00 -- 17.88......................       538,500            9.4 years           13.12
19.13 -- 19.56......................       605,615           10.0 years           19.45

     As of February 28, 1998, options to purchase an aggregate of 1,211,615 shares were outstanding with a weighted average fair value of $9.02. No options were exercisable as of February 28, 1998. No options were granted during the years ended February 29, 1996 or February 28, 1997.

                            LAMALIE ASSOCIATES, INC.

(7) NET INCOME (LOSS) PER SHARE

     The Company adopted SFAS 128, "Earnings per Share" during the year ended February 28, 1998. Accordingly, basic and diluted earnings per share ("EPS") are shown on the face of the accompanying consolidated statements of operations. The following is a reconciliation of the numerator and denominator of basic EPS to diluted EPS.

                                                          FOR THE YEARS ENDED
                              ---------------------------------------------------------------------------
                                       FEBRUARY 29, 1996                      FEBRUARY 28, 1997
                              ------------------------------------   ------------------------------------
                                INCOME                       PER-      INCOME                       PER-
                                (LOSS)         SHARES       SHARE      (LOSS)         SHARES       SHARE
                              (NUMERATOR)   (DENOMINATOR)   AMOUNT   (NUMERATOR)   (DENOMINATOR)   AMOUNT
                              -----------   -------------   ------   -----------   -------------   ------
                                                            (IN THOUSANDS)
BASIC EPS
Income available to common
 stockholders...............     $(202)         2,921       $(0.07)     $(567)         3,199       $(0.18)
Effect of Dilutive
 Securities Options.........        --             --                      --             --
Convertible promissory
 note.......................        --             --                      --             --
                                 -----          -----                   -----          -----
DILUTED EPS
Income available to common
 stockholders + assumed
 conversions................     $(202)         2,921       $(0.07)     $(567)         3,199       $(0.18)
                                 =====          =====       ======      =====          =====       ======

                                      FOR THE YEARS ENDED
                              ------------------------------------
                                       FEBRUARY 28, 1998
                              ------------------------------------
                                INCOME                       PER-
                                (LOSS)         SHARES       SHARE
                              (NUMERATOR)   (DENOMINATOR)   AMOUNT
                              -----------   -------------   ------
                                         (IN THOUSANDS)
BASIC EPS
Income available to common
 stockholders...............    $3,880          4,573       $0.85
Effect of Dilutive
 Securities Options.........        --            121
Convertible promissory
 note.......................        14             57
                                ------          -----
DILUTED EPS
Income available to common
 stockholders + assumed
 conversions................    $3,894          4,751       $0.82
                                ======          =====       =====

     Options to purchase 605,615 shares of common stock at prices ranging from $19.13 to $19.56 per share were outstanding as of February 28, 1998, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares.

(8) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases certain office equipment and real property under noncancellable operating leases.

     Future minimum lease payments under these leases are as follows:

YEAR ENDING                                                     AMOUNT
-----------                                                 --------------
                                                            (IN THOUSANDS)
February 28, 1999.........................................     $ 4,606
February 29, 2000.........................................       4,078
February 28, 2001.........................................       3,394
February 28, 2002.........................................       2,802
February 28, 2003.........................................       2,511
Thereafter................................................       5,788
                                                               -------
                                                               $23,179
                                                               =======

     Rent expense totaled approximately $1,769,000, $2,947,000 and $3,396,000 during the years ended February 29, 1996, February 28, 1997, and February 28, 1998, respectively. Certain real property leases provide for periods of free rent or escalating lease payments throughout the lease term. In accordance with generally accepted accounting principles, rent expense is recognized ratably over the term of the agreement.

                            LAMALIE ASSOCIATES, INC.

LETTERS OF CREDIT

     As of February 28, 1998, the Company has standby letters of credit totaling approximately $417,000. The letters of credit, which are required by certain lessors as security deposits, expire between October and December 1998.

LITIGATION

     The Company is involved in various legal actions arising in the normal course of business. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of these claims and actions outstanding will not have a material adverse effect on the Company's financial position or results of operations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 29th day of May, 1998.

                                          LAMALIE ASSOCIATES, INC.

                                          By:     /s/ ROBERT L. PEARSON
                                            ------------------------------------
                                                     Robert L. Pearson,
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

                /s/ ROBERT L. PEARSON                     President, Chief Executive      May 29, 1998
-----------------------------------------------------        Officer and Director
                  Robert L. Pearson                          (Principal Executive
                                                                   Officer)

                 /s/ JACK P. WISSMAN                       Executive Vice President,      May 29, 1998
-----------------------------------------------------       Chief Financial Officer
                   Jack P. Wissman                           (Principal Financial
                                                                   Officer)

               /s/ PHILIP R. ALBRIGHT                       Vice President, Finance       May 29, 1998
-----------------------------------------------------      and Controller (Principal
                 Philip R. Albright                           Accounting Officer)

                 /s/ JOE D. GOODWIN                                Director               May 29, 1998
-----------------------------------------------------
                   Joe D. Goodwin

                 /s/ RODERICK C. GOW                               Director               May 29, 1998
-----------------------------------------------------
                   Roderick C. Gow

                  /s/ RAY J. GROVES                                Director               May 29, 1998
-----------------------------------------------------
                    Ray J. Groves

                 /s/ JOHN F. JOHNSON                               Director               May 29, 1998
-----------------------------------------------------
                   John F. Johnson

                /s/ RICHARD W. POGUE                               Director               May 28, 1998
-----------------------------------------------------
                  Richard W. Pogue

                  /s/ JOHN C. POPE                                 Director               May 29, 1998
-----------------------------------------------------
                    John C. Pope

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

               /s/ JOHN S. ROTHSCHILD                              Director               May 29, 1998
-----------------------------------------------------
                 John S. Rothschild

                 /s/ DAVID L. WITTE                                Director               May 29, 1998
-----------------------------------------------------
                   David L. Witte

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Lamalie Associates, Inc.:

     We have audited in accordance with generally accepted auditing standards, the financial statements of Lamalie Associates, Inc. included in this Form 10-K and have issued our report thereon dated April 8, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index in item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Tampa, Florida,
  April 8, 1998

                                                                     SCHEDULE II

                            LAMALIE ASSOCIATES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                           BALANCE AT    CHARGED TO   AMOUNT ADDED   BALANCE AT
                                          BEGINNING OF    COST AND      THROUGH        END OF
DESCRIPTION                                  PERIOD       EXPENSES    ACQUISITIONS     PERIOD
-----------                               ------------   ----------   ------------   ----------
Year ended February 29, 1996
  Deducted from asset account:
     Allowance for doubtful accounts....      $275          $350          $ --         $  625
Year ended February 28, 1997
  Deducted from asset account:
     Allowance for doubtful accounts....       625           225            --            850
Year ended February 28, 1998
  Deducted from asset account:
     Allowance for doubtful accounts....       850           450           820          2,120