Form 10-K/A
period 1998-02-28
LAMALIE ASSOCIATES INC
filed 1998-06-12
CIK 1038315

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------


                                  FORM 10-K/A



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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 9, 1998 (4,694,916 shares, assuming solely for these purposes that all directors, executive officers and 10% or greater stockholders are affiliates), based on the closing price of the Common Stock on the Nasdaq National Market as of such date, was approximately $91,550,862.



     The number of shares of the Registrant's Common Stock outstanding as of June 9, 1998 was approximately 5,672,416.


================================================================================

                               TABLE OF CONTENTS


PART I.
Item 1.           Business....................................................     3
Item 2.           Properties..................................................    12
Item 3.           Legal Proceedings...........................................    12
Item 4.           Submission of Matters to a Vote of Security Holders.........    13
PART II.
Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters.........................................    13
Item 6.           Selected Consolidated Financial Data........................    14
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................    15
Item 7A.          Quantitative and Qualitative Disclosures about Market
                  Risk........................................................    21
Item 8.           Financial Statements and Supplementary Data.................    21
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................    21
PART III.
Item 10.          Directors and Executive Officers of the Registrant..........    21
Item 11.          Executive Compensation......................................    25
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management..................................................    28
Item 13.          Certain Relationships and Related Transactions..............    29
PART IV.
Item 14.          Exhibits, Financial Statement Schedule, and Reports on Form
                  8-K.........................................................    30
Signatures....................................................................    48
Financial Statement Schedules.................................................    51

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

     The following table sets forth certain information regarding LAI's practice groups. The companies listed in this table are selected clients with which the Company anticipates having a continuing significant relationship in the future. The listed clients of LAI's industry groups include (i) companies that are either the largest or among the largest clients in the indicated practice group based on the Company's pro forma fiscal 1998 fee revenue received from such clients, (ii) companies that have been clients for several years or more and
(iii) companies for which LAI conducted multiple searches in fiscal 1998. The listed clients of LAI's functional group each engaged LAI to conduct at least one search in fiscal 1998.


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


                                                               HIGH       LOW
                                                              -------   -------
FISCAL YEAR 1998:
Second Quarter (from July 2, 1997)..........................  $21.250   $15.875
Third Quarter...............................................   22.875    17.750
Fourth Quarter..............................................   21.250    16.375
FISCAL YEAR 1999:
First Quarter...............................................  $23.250   $18.750
Second Quarter (through June 9, 1998).......................   19.750    19.000



     On June 9, 1998, the last reported sales price of the Common Stock on the Nasdaq National Market was $19.50 per share. As of June 9, 1998, there were approximately 145 holders of record of the Common Stock.



     LAI has not paid dividends since the beginning of fiscal 1997 and does not intend to pay any cash dividends for the foreseeable future but instead intends to retain earnings, if any, for the future operation and expansion of LAI's business. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon LAI's results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors deemed relevant by the Board of Directors. Moreover, the Company's credit facilities prohibit payment of dividends without the consent of the lender.


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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                    PART III





ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



DIRECTORS AND EXECUTIVE OFFICERS



     The following table sets forth certain information regarding LAI's executive officers and directors.



NAME                                     AGE   POSITIONS
----                                     ---   ---------
Robert L. Pearson(3)...................  59    President, Chief Executive Officer, Director
Jack P. Wissman........................  46    Executive Vice President and Chief Financial Officer
Joe D. Goodwin(1)......................  52    Executive Vice President, Director
Roderick C. Gow(2).....................  50    Executive Vice President, Director
John S. Rothschild(2)..................  45    Executive Vice President, Director
David L. Witte(1)......................  56    Executive Vice President, Director
Philip R. Albright.....................  28    Vice President -- Finance
John F. Johnson(3).....................  56    Chairman of the Board of Directors
Ray J. Groves(3).......................  62    Director
Richard W. Pogue(2)....................  70    Director
John C. Pope(1)........................  49    Director


---------------


(1) Term expires in 1998.


(2) Term expires in 1999.

(3) Term expires in 2000.



     LAI's directors are divided into three classes elected for three-year terms, which are staggered so that the term of one class of directors expires each year.



     Robert L. Pearson joined the Company in 1984 and has served as President and Chief Executive Officer and a Director since 1995. Mr. Pearson served as Executive Director with Russell Reynolds Associates, Inc. from 1982 until 1984. He owned and was President of Pearson, Inc., an equipment manufacturing company, from 1971 until 1982; was Vice President, Corporate Finance, of R. J. Financial Corporation, a financial services holding company, from 1968 until 1970; and was an engagement manager and management consultant with McKinsey & Company, Inc. from 1964 until 1968. Mr. Pearson holds an M.S. in Industrial Management from Massachusetts Institute of Technology and a B.S.E.E. from Michigan State University. Mr. Pearson's employment agreement requires the Company to use its good faith efforts, during the term of such agreement, to nominate Mr. Pearson to the Board of Directors.



     Jack P. Wissman joined the Company in 1981 and became Executive Vice President and Chief Financial Officer in 1997. He previously served as Vice President and Chief Administrative Officer of the Company. Mr. Wissman also served as a Director from 1987 until July 1997. Prior to joining LAI, Mr. Wissman was a certified public accountant with Arthur Andersen LLP from 1974 until 1981. He holds a B.S.B.A. in Accounting from Bowling Green State University.



     Joe D. Goodwin joined the Company in 1991, and has been Managing Partner of LAI's Atlanta and Tampa offices since 1992, a Director since July 1997 and an Executive Vice President since April 1998. Mr. Goodwin held various positions, including Partner and Managing Director, with SpencerStuart & Associates from 1982 until 1991. Mr. Goodwin also held various executive positions with McKinnis & Goodwin, an executive search firm, from 1979 until 1982; with Burger King Corporation from 1978 until 1979; and with Xerox Corporation from 1969 until 1978. Mr. Goodwin holds a B.S. in Commerce and Business Administration from the University of Alabama.



     Roderick C. Gow joined the Company and has served as Managing Partner of LAI's New York office since 1995, a Director since July 1997 and an Executive Vice President since April 1998. Mr. Gow also has operational responsibility for LAI's Boston and Stamford offices. Mr. Gow held various positions, including Managing Director, with Russell Reynolds Associates, Inc., an executive search firm, from 1983 until 1991 and then again from 1994 until 1995. Mr. Gow was Chief Executive Officer of GKR Group, an executive search firm based in the United Kingdom, from 1991 until 1994; was Vice President with Barclays Bank Plc from 1978 until 1983; and prior to that time served with the British Army. Mr. Gow holds an M.A. and a B.A. from Trinity College, Cambridge University.



     John S. Rothschild joined the Company and has served as Managing Partner of LAI's Chicago office since 1996, a Director since July 1997 and an Executive Vice President since April 1998. Mr. Rothschild held various positions, including Partner and Director, with Heidrick & Struggles, Inc., an executive search firm, from 1989 until 1996. Mr. Rothschild held positions, including National Director, Human Resources and Director, Human Resources Consulting Practice, with Grant Thornton from 1981 until 1989. He served in various executive positions with American Hospital Supply Corporation from 1978 until 1981; and with GATX Corporation from 1975 until 1978. Mr. Rothschild holds an M.S. in Industrial Relations from Loyola University and a B.A. in Political Science from Lake Forest College.



     David L. Witte joined the Company in February 1998 in connection with the acquisition by the Company of WHI, and has been a Director since joining the Company and an Executive Vice President since March 1998. Mr. Witte served as President and Chief Executive Officer and Chairman of the Board of Directors of WHI from 1990 until LAI's acquisition of WHI in February 1998. WHI is now a wholly-owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger entered into in connection with the WHI acquisition, Mr. Witte was elected to the Board of Directors of the Company upon closing of the acquisition, and the Company is obligated to use its best efforts to cause Mr. Witte to be elected to the Board of Directors of the Company at the next annual meeting of stockholders for a three year term. Mr. Witte holds a B.S. from Michigan State University.

     Philip R. Albright joined the Company in 1997 serving as Controller and was appointed Vice President -- Finance in 1998. Mr. Albright, a certified public accountant, was employed by Arthur Andersen LLP from 1992 until 1997. He holds a B.S.Acc. and a M.Acc. from the University of Florida.

     John F. Johnson joined the Company in 1976 and has served as Chairman of the Board of Directors since 1995. Mr. Johnson previously served as Executive Vice President and President and Chief Executive Officer of LAI, as well as Chairman of Amrop International. Mr. Johnson held various positions, including Manager of Organization and Manpower, with General Electric Company from 1967 until 1976; and Industrial Relations Analyst with Ford Motor Company from 1964 until 1967. Mr. Johnson holds an M.B.A. from Columbia University and a B.A. in Economics from Tufts University.

     Ray J. Groves has been a Director since July 1997. Mr. Groves served as Chairman and Chief Executive Officer of Ernst & Young, an international accounting and financial consulting firm, for 17 years prior to his retirement in 1994. Mr. Groves also serves as Chairman of Legg Mason Merchant Banking, Inc., and as a Director of Allegheny Teledyne, Incorporated, Consolidated Natural Gas Company, Electronic Data Systems Corporation, Marsh & McLennan Companies, Inc. and RJR Nabisco, Inc. Mr. Groves holds a B.S. from The Ohio State University.

     Richard W. Pogue served as an advisor to LAI's Board of Directors from 1995 until he became a Director in July 1997. Mr. Pogue has served as Senior Advisor to Dix & Eaton, a public relations firm, since 1994. Mr. Pogue held various positions with the law firm of Jones, Day, Reavis & Pogue, from 1957 until retiring from his position as Senior Partner in 1994. Mr. Pogue also serves as a Director of Derlan Industries Ltd., Continental Airlines, Inc., OHM Corporation, M.A. Hanna Company, Rotek Incorporated, KeyCorp and TRW Inc. Mr. Pogue holds a bachelor's degree from Cornell University and a law degree from the University of Michigan.

     John C. Pope served as an advisor to LAI's Board of Directors from 1995 until he became a Director in July 1997. Mr. Pope held various positions, including President and Chief Operating Officer, of UAL Corporation, owner of United Airlines, from 1988 until his retirement in 1994. Prior to that time Mr. Pope spent 11 years with AMR Corporation in various financial capacities, including Chief Financial Officer. Mr. Pope also serves as Chairman of the Board of Directors of MotivePower Industries, Incorporated and as a Director of Federal Mogul Corporation, Medaphis Corporation, Wallace Computer Services, Inc., Waste Management, Inc. and Dollar Thrifty Automotive Group, Inc. He holds a bachelor's degree from Yale University and an M.B.A. from Harvard Business School.

COMMITTEES OF THE BOARD OF DIRECTORS

     LAI's Board of Directors has the following standing committees:

     Compensation and Management Development Committee. The Compensation and Management Development Committee (the "Compensation Committee") is responsible for establishing and recommending to the Board of Directors the Company's compensation philosophy, including general compensation, severance and change in control arrangements for consultants, Managing Partners, Practice Leaders and executive officers. The Compensation Committee also establishes and recommends to the Board of Directors the Company's stock option philosophy, including granting of awards under all equity-based incentive plans and recommendations for adoption of new plans. The Compensation Committee sets executive officer compensation, including annual reviews, and negotiates and approves all executive officer employment agreements. The Compensation Committee reviews all existing compensation plans and programs and all amendments thereto, and recommends the adoption of any new plans. In addition, the Compensation Committee reviews and coordinates with the full Board of Directors the Company's senior leadership structure and helps to identify personnel for the next generation of the Company's leadership. The Compensation Committee's three members are Messrs. Groves, Pogue and Pope (Chairman), all of whom are "Non-Employee Directors," as defined under the Securities Exchange Act of 1934.

     Audit Committee. The Audit Committee is responsible for reviewing with management the financial controls, accounting and audit and reporting activities of the Company. The Audit Committee annually recommends to the Board of Directors the Company's independent auditors, meets with the independent auditors before and after the annual audit to review the results of the audit and the performance of management in implementing the auditors' recommendations, reviews significant changes in accounting practices and the Company's implementation of new accounting rules and evaluates annual audit fees. In addition, the Audit Committee reviews each Annual Report on Form 10-K, including a review of the Company's financial statements and the related management's discussion and analysis of financial condition and results of operations. The Audit Committee's three members are Messrs. Groves (Chairman), Pogue and Pope, all of whom are Non-Employee Directors.



     Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for recommending to the Board of Directors management's nominees for election to the Board of Directors. This Committee establishes criteria for qualification and selection of directors, establishes Board Committees by function, size and responsibilities and recommends the same to the Board of Directors for adoption and membership determination, and coordinates responses to stockholder proposals in conjunction with management and counsel. The Nominating and Corporate Governance Committee's four members are Messrs. Johnson, Pearson, Pogue and Pope.



     Executive Committee. The Executive Committee has been granted authority, subject to the limitations specified in the Florida Business Corporation Act, to act in the place and stead of the full Board of Directors, including when it is inconvenient or impossible to convene a meeting of the full Board or when specific tasks have been assigned to the Executive Committee. The Executive Committee took no actions and held no meetings during fiscal 1998. The Executive Committee's four members are Messrs. Johnson, Pearson, Pogue and Pope.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION



     Prior to the Initial Public Offering, the Board of Directors did not have a Compensation Committee and the functions of the Compensation Committee previously had been performed by the entire Board of Directors. Since completion of the Initial Public Offering in July 1997, the Compensation Committee's three members have been Messrs. Groves, Pogue and Pope (Chairman), all of whom are Non-Employee Directors. See "-- Committees of the Board of
Directors -- Compensation and Management Development Committee."



DIRECTOR COMPENSATION



     Non-Employee Directors receive $1,000 for each meeting of the Board of Directors attended and $1,000 for each meeting of a committee of the Board of Directors attended. Non-Employee Directors who serve as Chairman of a committee of the Board of Directors receive an additional $500 for each meeting chaired. In addition, Non-Employee Directors receive an annual retainer fee of $12,000, paid quarterly. Non-Employee Directors may make an annual election to defer receipt of all or a portion of the retainer and meeting fees and to have such deferral credited in the form of either cash or "units," the value of which is based on the value of the Company's Common Stock, in accordance with LAI's Directors' Deferral Plan (the "Directors' Deferral Plan"). Directors who opt for the stock unit alternative receive a 25% premium in initial value. Fees deferred under the cash deferral alternative earn interest as determined under the Directors' Deferral Plan. Directors also are reimbursed for reasonable travel expenses to and from meetings of the Board of Directors and committees. Directors who are employees of the Company do not receive compensation for serving as Directors.



     The Company grants to each Non-Employee Director, upon initial appointment to the Board of Directors, a stock option to purchase 5,000 shares of Common Stock pursuant to LAI's Non-Employee Directors' Stock Plan (the "Directors' Stock Plan"). In addition, as of the date of each annual meeting of the Company's stockholders, the Company grants to each Non-Employee Director who is then reelected or who is continuing as a member of the Board of Directors a stock option to purchase 5,000 shares of Common Stock. The exercise price of each such stock option is equal to the closing price of Common Stock on the date the stock option is granted. Stock options issued under the Directors' Stock Plan generally vest fully on the first anniversary of the date of grant and expire after five years. Stock options to purchase an aggregate of up to 15,000 shares of Common Stock are outstanding under the Directors' Stock Plan, and an aggregate of 80,000 shares of Common Stock (including the shares covered by such outstanding stock options) are reserved for issuance under the Directors' Stock Plan.



COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT



     To the Company's knowledge, based solely on a review of the forms, reports and certificates filed with the Company by the Company's directors, officers and stockholders, all Section 16(a) filing requirements were complied with by such persons in fiscal 1998, except for one late Form 5 for each of Messrs. Pearson, Wissman, Albright, Johnson, Goodwin, Gow, Pope, Pogue and Groves to report their receipt of stock options in July 1997.



ITEM 11.  EXECUTIVE COMPENSATION



EXECUTIVE COMPENSATION



     The following table sets forth certain information concerning the compensation for fiscal 1997 and fiscal 1998 of the Company's executive officers during such periods (the "Named Executive Officers," as defined under applicable Securities and Exchange Commission rules).



                           SUMMARY COMPENSATION TABLE



                                                                                      LONG-TERM COMPENSATION
                                                                                    --------------------------
                                                                                              AWARDS
                                                                                    --------------------------
                                                                                                   SHARES OF
                                                     ANNUAL COMPENSATION                             COMMON
                                            -------------------------------------   RESTRICTED       STOCK
                                   FISCAL                          OTHER ANNUAL       STOCK        UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR     SALARY    BONUS(1)   COMPENSATION(2)   AWARDS($)     OPTIONS (#)    COMPENSATION(3)
---------------------------        ------   --------   --------   ---------------   ----------    ------------   ---------------
Robert L. Pearson................   1998    $525,000   $420,240       $8,526         $364,189(4)     97,000          $12,800
  President and Chief               1997     250,000    902,238        8,465               --            --           22,500
  Executive Officer
Jack P. Wissman..................   1998     250,000    115,585        7,073               --        74,000(5)        12,800
  Executive Vice President          1997     130,000    279,102        4,419               --            --           22,500
  and Chief Financial Officer


---------------


(1) Consists of performance-based bonuses based upon individual achievement and LAI financial performance for the indicated fiscal years.


(2) Consists of above-market interest on deferred compensation, fees for professional tax services, payments for unused sick time and life insurance premiums.


(3) Consists of contributions made by LAI to its Profit Sharing Plan. See "-- Incentive and Benefit Plans."


(4) On April 15, 1998, the Company granted Mr. Pearson 16,939 shares of restricted Common Stock in lieu of a portion of the compensation he earned in fiscal 1998. Such shares vest 25% over the four years after the grant date and may be subject to forfeiture upon termination of his employment under certain circumstances.


(5) In April 1998, Mr. Wissman elected to return to the Company a stock option to purchase 69,000 shares of Common Stock granted to him in July 1997.

                              OPTION GRANTS TABLE



     The following table shows information concerning outstanding stock options granted for fiscal 1998 for the Named Executive Officers.



                                                                                           POTENTIAL REALIZABLE
                                        INDIVIDUAL GRANTS                                    VALUE AT ASSUMED
                                    -------------------------                                 ANNUAL RATES OF
                                    NUMBER OF     % OF TOTAL                                    STOCK PRICE
                                    SECURITIES     OPTIONS                                   APPRECIATION FOR
                                    UNDERLYING    GRANTED TO    EXERCISE OR                     OPTION TERM
                                     OPTIONS     EMPLOYEES IN   BASE PRICE    EXPIRATION   ---------------------
NAME                                 GRANTED     FISCAL YEAR      ($/SH)         DATE       5%($)       10%($)
----                                ----------   ------------   -----------   ----------   --------   ----------
Robert L. Pearson.................    15,000         1.25%        $ 12.00       7/1/07     $113,201   $  286,874
                                      82,000         6.85          19.125      7/29/07      986,264    2,499,387
Jack P. Wissman...................     5,000         0.42           12.00       7/1/07       37,734       95,625
                                      69,000(1)      5.77          19.125      7/29/07      829,905    2,103,142


---------------


(1) In April 1998, Mr. Wissman elected to return to LAI this stock option, which was granted to him in July 1997.



                   OPTION EXERCISES AND YEAR-END VALUE TABLE



     No stock options were exercised by any of the Company's directors or executive officers during fiscal 1998. The following table shows information concerning values as of the end of fiscal 1998 of stock options to purchase shares of Common Stock held by each Named Executive Officer.



                                               NUMBER OF OPTIONS               VALUE OF OPTIONS
                 NAME                    EXERCISABLE/UNEXERCISABLE (#)   EXERCISABLE/UNEXERCISABLE ($)
                 ----                    -----------------------------   -----------------------------
Robert L. Pearson......................           -0-/97,000                     -0-/$149,361
Jack P. Wissman........................           -0-/74,000(1)                  -0-/$68,037(1)


---------------


(1) In April 1998, Mr. Wissman elected to return to the Company a stock option to purchase 69,000 shares of Common Stock granted to him in July 1997.



INCENTIVE AND BENEFIT PLANS



     1997 and 1998 Omnibus Stock and Incentive Plans. LAI has two stock option and incentive plans, the 1997 Omnibus Stock and Incentive Plan (the "1997 Employee Stock Plan") and the 1998 Omnibus Stock and Incentive Plan (the "1998 Employee Stock Plan" and, collectively, the "Employee Stock Plans"). Under the Employee Stock Plans, incentive stock options, nonqualified stock options, stock appreciation rights, performance units, performance shares, restricted stock, restricted stock units and stock not subject to restrictions may be granted from time to time upon hiring of new personnel, as incentive compensation or to reward employees for outstanding performance; however, such incentives are not routinely granted as part of annual consultant compensation, which continues to be predominantly cash-based. The Compensation Committee administers the Employee Stock Plans and determines all awards granted thereunder. The exercise price of a stock option granted may be less than the market price of Common Stock on the date of grant. Generally, incentive stock options, nonqualified stock options, restricted stock and restricted stock units vest each year beginning on the first anniversary of the date of grant at 20-25% per year and expire after 10 years. The Compensation Committee may condition awards upon satisfaction of performance targets. Up to 950,000 shares of Common Stock may be issued under the 1997 Employee Stock Plan, including, as of May 29, 1998, up to 775,500 shares upon exercise of stock options already granted and outstanding under the 1997 Employee Stock Plan. Up to 1,000,000 shares of Common Stock may be issued under the 1998 Employee Stock Plan, including, as of May 29, 1998, 95,970 shares of Common Stock already issued and outstanding as restricted stock awards and up to 401,615 additional shares upon exercise of stock options already granted and outstanding under the 1998 Employee Stock Plan.



     Profit Sharing Plan. LAI maintains a profit sharing plan (the "Profit Sharing Plan"), a defined contribution plan established pursuant to and under
Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). Each year, the Board of Directors determines the amount that LAI will contribute to the Profit Sharing Plan for that plan year. Such contributions are allocated to participants' accounts in proportion to their total compensation, subject to limitations imposed by the Code. During the second quarter of fiscal 1999, the Profit Sharing Plan will be amended to include a cash or deferred arrangement feature that qualifies for deferred tax treatment under Section 401(k) of the Code, pursuant to which participants may make elective contributions of up to 15% of their compensation, as defined in the Profit Sharing Plan. Each year, the Board of Directors will determine the amount that LAI will contribute to the Profit Sharing Plan as a matching contribution on participants' elective contributions. Participants' elective contributions will be 100% vested at all times, while LAI's contributions will vest 25% per year after completion of one year of service. Participants may elect among several investment vehicles selected by the plan administrator as to how their accounts under the Profit Sharing Plan will be invested, including the Company's Common Stock.



     Deferred Compensation Plan. LAI maintains a deferred compensation plan (the "Deferred Compensation Plan") for its executive employees. The Board of Directors or a Committee appointed by the Board determines the persons eligible to participate in the Deferred Compensation Plan, although historically all consultants have been eligible to participate. Each year, eligible participants may elect to defer under the Deferred Compensation Plan a specified amount or percentage of their compensation for payment at a specified future date or upon termination of employment with or retirement from LAI, as directed by each participant. The Company pays interest on amounts deferred under the Deferred Compensation Plan at a rate, currently 8.5% per annum, established each year by the Board of Directors in its discretion. Participants are fully vested in their accounts. LAI does not match employee contributions to the Deferred Compensation Plan. See Note 6 to the Consolidated Financial Statements.



     1997 Employee Stock Purchase Plan. The Company maintains the 1997 Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, which is intended to qualify under the provisions of Section 423 of the Code, eligible employees are given the right to purchase shares of Common Stock generally two times a year. The per share purchase price under the ESPP is 85% of the market price of the Common Stock immediately prior to the first day of each exercise period or, during the first exercise period, 85% of the lesser of the market price immediately prior to the first day of such exercise period or the market price at the close of such period. During each exercise period, an eligible employee will be entitled to purchase up to that number of shares of Common Stock the aggregate purchase price of which under the ESPP does not exceed 3% of the employee's annual compensation. As of May 29, 1998, an aggregate of 200,000 shares of Common Stock have been reserved for issuance under the ESPP, of which 24,585 shares have been issued. Shares issued under the ESPP may be newly issued shares or shares purchased by the Company in the open market.



EXECUTIVE EMPLOYMENT ARRANGEMENTS



     The Company has entered into an employment agreement with Mr. Pearson with an initial term expiring February 29, 2000; however, the agreement provides that on February 28, 1998 and on the last day of February each year thereafter, the term of Mr. Pearson's employment shall be extended for an additional one year period, such that the remaining term of the agreement is restored annually to three years, unless either the Company or Mr. Pearson gives notice not less than 90 days prior to any extension date of an intention not to extend. Under his employment agreement, Mr. Pearson is entitled to receive an annual base salary of not less than $525,000, and is eligible to earn annual incentive bonuses based upon such plans and criteria as may be established from time to time by the Compensation Committee. Under the plan currently in effect, Mr. Pearson is eligible to earn a target bonus equal to 80% of his base salary and a maximum bonus equal to 160% of his base salary. For fiscal 1998, the employment agreement provided for a minimum incentive bonus of $420,000 payable pro rata in monthly installments during the fiscal year. If any cash compensation otherwise payable to Mr. Pearson thereunder would exceed the deductibility limitations of
Section 162(m) of the Internal Revenue Code, the agreement provides that such excess compensation shall be paid in phantom stock units, in lieu of cash.



     Mr. Pearson may terminate his employment agreement upon 90 days prior written notice. Mr. Pearson is entitled to receive certain severance benefits if his employment is terminated by the Company "without good cause" or by Mr. Pearson following a "change of control" (each as defined in the employment agreement). In the event of termination "without good cause," Mr. Pearson will receive his base salary for the remainder of the unexpired term of the employment agreement (not to exceed 36 months) or 24 months, whichever is greater, and an amount equal to not less than the target bonus for the year of termination multiplied by the number of years and fractions thereof in the unexpired term of the agreement or, if greater, two. Mr. Pearson may terminate the agreement during the 60 day period commencing six months after a "change of control," whereupon he would be entitled to receive a lump sum payment equal to three times his annual base salary plus an amount not less than three times the target bonus for the year of termination. The agreement requires the Company to use its good faith efforts, during the term, to nominate Mr. Pearson to the Company's Board of Directors. Mr. Pearson has agreed to not compete with the Company during the term of his employment and, if his employment is terminated by the Company without good cause or following a change of control, for so long as he continues to receive payments under the agreement.



     In addition, upon any termination of Mr. Pearson's employment "without good cause" or following a "change of control," all vesting or performance requirements with respect to any stock options or other similar equity-based compensation awards shall be deemed to have been satisfied. With respect to any payments under his employment agreement upon death, disability, or termination "without good cause" or following a "change of control", Mr. Pearson would receive additional cash payments in an amount necessary to pay any federal excise taxes. Mr. Pearson's employment agreement is also subject to voluntary termination by Mr. Pearson or termination by the Company "for cause."



     In connection with the negotiation of his employment agreement, the Compensation Committee awarded Mr. Pearson stock options to purchase 82,000 shares of Common Stock at an exercise price of $19.125 per share. Such stock options will fully vest and become exercisable upon the first to occur of the sixth anniversary of the date of grant or, if the sale price of the Common Stock closes at $25.00 or higher for a period of 60 or more consecutive trading days, on the 60th such day. In July 1997, Mr. Pearson also received stock options to purchase 15,000 shares of Common Stock at an exercise price of $12.00 per share, which options vest over four years at the rate of 25% per year.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



     The following table sets forth, as of May 11, 1998, the number of shares of the Company's Common Stock beneficially owned by (i) each person known to the Company as having beneficial ownership of more than 5% of the Company's Common Stock together with such person's address, (ii) each of its directors and nominees to become a director, (iii) each Named Executive Officer (as defined herein under "Executive Compensation" and pursuant to Securities and Exchange Commission rule) and (iv) all directors and executive officers as a group.



                                                               AMOUNT AND
                                                                 NATURE
                                                              OF BENEFICIAL   PERCENT
NAME OF BENEFICIAL OWNER OR NUMBER IN GROUP                   OWNERSHIP(1)    OF CLASS
-------------------------------------------                   -------------   --------
Robert L. Pearson(2)........................................      245,377       4.32%
Jack P. Wissman(3)..........................................      122,224       2.15
David L. Witte..............................................       13,428          *
Philip R. Albright(4).......................................        2,692          *
John F. Johnson(5)..........................................      230,728       4.06
Joe D. Goodwin(6)...........................................      125,726       2.22
Roderick C. Gow(7)..........................................      125,152       2.21
Ray J. Groves(8)............................................        5,000          *
Richard W. Pogue(9).........................................       13,000          *
John C. Pope(10)............................................       13,000          *
John S. Rothschild(11)......................................      112,423       1.98
All Directors and Executive Officers as a Group (11
  persons)..................................................    1,008,750      17.69
Dresdner RCM Global Investors LLC(12).......................      372,800       6.57

---------------


 (*) Less than 1%.


 (1) Beneficial ownership of shares, as determined in accordance with applicable Securities and Exchange Commission rules, includes shares as to which a person has or shares sole voting power and/or investment power.


 (2) Includes 6,777 shares of Common Stock held in the Profit Sharing Plan; 6,408 shares held as trustee for the benefit of certain family members, which Mr. Pearson is deemed to beneficially own; 3,750 shares underlying currently exercisable stock options deemed beneficially owned; and 16,939 restricted shares subject to a risk of forfeiture.


 (3) Includes 5,383 shares of Common Stock held in the Profit Sharing Plan and 1,250 shares underlying currently exercisable stock options deemed beneficially owned.


 (4) Includes 192 shares of Common Stock held in the Profit Sharing Plan and 2,500 shares underlying currently exercisable stock options deemed beneficially owned.


 (5) Includes (i) 16,509 shares of Common Stock held in the Profit Sharing Plan,
     (ii) 3,750 shares underlying currently exercisable stock options deemed beneficially owned, (iii) 3,766 restricted shares subject to a risk of forfeiture, (iv) 5,000 shares held by Mr. Johnson's wife, which Mr. Johnson may be deemed to beneficially own, and (v) 200 shares held by Mr. Johnson's children, which Mr. Johnson may be deemed to beneficially own. Does not include 100 shares held by Mr. Johnson's brother, as to which Mr. Johnson disclaims beneficial ownership.


 (6) Includes 1,133 shares of Common Stock held in the Profit Sharing Plan, 2,500 shares underlying currently exercisable stock options deemed beneficially owned and 2,093 restricted shares subject to a risk of forfeiture.


 (7) Includes 307 shares of Common Stock held in the Profit Sharing Plan, 2,500 shares underlying currently exercisable stock options deemed beneficially owned and 20,930 restricted shares subject to a risk of forfeiture.


 (8) Includes 5,000 shares underlying currently exercisable stock options deemed beneficially owned.


 (9) Includes 8,000 shares of Common Stock held by a revocable trust which Mr. Pogue, as trustee, is deemed to beneficially own and 5,000 shares underlying currently exercisable stock options deemed beneficially owned.


(10) Includes 5,000 shares underlying currently exercisable stock options deemed beneficially owned.


(11) Includes (i) 2,000 shares of Common Stock held by two of Mr. Rothschild's children, which Mr. Rothschild is deemed to beneficially own, (ii) 3,000 shares held by Mr. Rothschild's spouse, which Mr. Rothschild may be deemed to beneficially own, and (iii) 5,581 restricted shares subject to a risk of forfeiture.


(12) This information is derived from a Schedule 13G dated January 30, 1998 filed with the Securities and Exchange Commission (the "Commission") by Dresdner RCM Global Investors LLC, RCM Limited L.P. and RCM General Corporation (collectively, "RCM"). Each of such parties possesses sole dispositive power with respect to all 372,800 shares and sole voting power with respect to 267,700 shares. Dresdner Bank AG also filed a Schedule 13G dated January 30, 1998 with the Commission with respect to such shares and may be deemed, together with RCM, to beneficially own such shares; however, Dresdner Bank AG does not possess any voting or dispositive power over such shares. RCM's address is Four Embarcadero Center, San Francisco, California 94111.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     Prior to its Initial Public Offering, it was the Company's practice to sell shares of Common Stock to newly hired or promoted partners. In connection with such sales, the Company had arranged for a bank credit facility that provided installment loans to partners, with the proceeds of such loans being used to pay the consideration for shares purchased directly from the Company. Each loan under such facility was secured by a pledge of the shares purchased and was guaranteed by the Company. Roderick C. Gow and Joe D. Goodwin had outstanding loans guaranteed by the Company under such facility in fiscal 1998. The original principal amounts of such loans, and the maximum amounts outstanding and guaranteed by the Company under such loans during fiscal 1998, were $146,000 and $125,000, respectively, for Mr. Gow, and $148,000 and $70,000, respectively, for Mr. Goodwin. The Company obtained a release of its guarantee under such facility after completion of its Initial Public Offering.



     Pursuant to the Agreement and Plan of Merger entered into in connection with the WHI acquisition, David L. Witte received as of February 27, 1998, in exchange for his interest in WHI, 13,428 shares of Common Stock, $588,288.46 in cash and a promissory note in the amount of $534,575.75. Such promissory note bears interest at 5% per annum and provides for three installment payments of $178,191.92 each, due February 27, 1999, 2000 and 2001.



     In August 1997, the Company made a non-interest bearing loan of $105,000 to John S. Rothschild, the proceeds of which were used to pay certain initiation fees for a country club joined by Mr. Rothschild in connection with his employment responsibilities. So long as Mr. Rothschild does not voluntarily terminate his employment with the Company, 20% of the principal amount of the loan will be forgiven on July 1 of each year, commencing July 1, 1998. The Company also has agreed to pay Mr. Rothschild the amount of any tax on income that may be imputed to him as a result of such forgiveness.



     Since the beginning of fiscal 1998, Dresdner Bank AG has engaged the Company to perform several executive searches and, as consideration therefor, has paid the Company aggregate fee revenue of approximately $323,000. Dresdner Bank AG is the parent of Dresdner RCM Global Investors LLC, which beneficially owns 6.57% of the Common Stock. Accordingly, Dresdner Bank AG may be deemed to beneficially own such Common Stock. See "Principal and Selling Stockholders." The Company has performed its services for Dresdner Bank AG pursuant to its standard arrangements, under terms no less favorable to the Company than those obtainable from unaffiliated parties.



     LAI'S Bylaws provide that LAI shall have the power, but generally not the obligation, to indemnify directors and officers to the fullest extent permitted by the laws of the State of Florida. LAI has entered into indemnification agreements with all of its executive officers and directors creating certain indemnification obligations on LAI's part in favor of the directors and executive officers. These indemnification agreements clarify and expand the circumstances under which a director or executive officer will be indemnified.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:


          1. Financial Statements beginning on Page 32 of this Report, as follows:



          Report of Independent Certified Public Accountants...    32
          Consolidated Balance Sheets..........................    33
          Consolidated Statements of Operations................    34
          Consolidated Statements of Stockholders' Equity......    35
          Consolidated Statements of Cash Flows................    36
          Notes to Consolidated Financial Statements...........    37


          2. Financial Statement Schedules


          Report of Independent Certified Public Accountants...    50
          Schedule II: Valuation on and Qualifying Accounts....    51


          3. Exhibits.

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  2.1 (4)  --  Agreement and Plan of Merger dated February 27, 1998, by and among Lamalie Associates, Inc., LAI Mergersub, Inc. and Ward
               Howell International, Inc.
  2.2 (4)  --  Asset Purchase Agreement dated December 29, 1997, by and among Lamalie Associates, Inc., Chartwell Partners
               International, Inc. and David M. DeWilde
  3.1 (1)  --  Articles of Incorporation of the Registrant as now in effect
  3.2 (1)  --  Bylaws of the Registrant as now in effect
  4   (1)  --  Form of Common Stock Certificate
 10.1 (3)  --  1997 Omnibus Stock and Incentive Plan
 10.2 (1)  --  Non-Employee Directors' Stock Option Plan
 10.3 (1)  --  Profit Sharing Plan
 10.4 (1)  --  1997 Employee Stock Purchase Plan
 10.5 (1)  --  Form of Agreement for Deferred Compensation Plan
 10.6 (1)  --  Managing Partners' Compensation Plan+
 10.7 (1)  --  Partners' Compensation Plan+
 10.8 (1)  --  Employment Agreement for Mr. Gow+

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 10.9      --  1998 Omnibus Stock and Incentive Plan
 10.10(1)  --  Employment Agreement for Mr. Rothschild+
 10.11(2)  --  Form of Indemnification Agreement entered into with certain
               Directors and Officers
 10.12(1)  --  Directors' Deferral Plan
 10.13(3)  --  Employment Agreement with Robert L. Pearson dated October 8,
               1997
 10.14(4)  --  Form of Employment Agreement for former Ward Howell
               International, Inc. Shareholders
 21.1 (5)  --  Subsidiaries of the Registrant
 23.1      --  Consent of Arthur Andersen LLP


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


     ANY LAI STOCKHOLDER MAY RECEIVE A COPY OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998, INCLUDING FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES AND AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (WITHOUT EXHIBITS), A COPY OF THE COMPANY'S ANNUAL REPORT TO STOCKHOLDERS AND OTHER INFORMATION REGARDING LAI, ALL AT NO CHARGE, UPON REQUEST DIRECTED TO LAI INVESTOR RELATIONS, METRO CENTER, ONE STATION PLACE, STAMFORD, CT 06902, (203) 326-4650. EXHIBITS TO THE FORM 10-K ARE AVAILABLE, UPON REQUEST TO THE SAME ADDRESS, UPON PAYMENT OF THE COMPANY'S REASONABLE EXPENSES IN FURNISHING SUCH EXHIBITS. INFORMATION ALSO MAY BE ACCESSED ON THE COMPANY'S WEB SITE AT WWW.LAIX.COM.

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


     A summary of the status of the Company's stock option plans as of February 28, 1998, and for the year then ended is presented in the table and narrative below:


                                                                        1998
                                                             --------------------------
                                                                           WEIGHTED-
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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12th day of June, 1998.


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


                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

                /s/ ROBERT L. PEARSON                     President, Chief Executive      June 12, 1998
-----------------------------------------------------        Officer and Director
                  Robert L. Pearson                          (Principal Executive
                                                                   Officer)

                 /s/ JACK P. WISSMAN                       Executive Vice President,      June 12, 1998
-----------------------------------------------------       Chief Financial Officer
                   Jack P. Wissman                           (Principal Financial
                                                                   Officer)

               /s/ PHILIP R. ALBRIGHT                       Vice President, Finance       June 12, 1998
-----------------------------------------------------      and Controller (Principal
                 Philip R. Albright                           Accounting Officer)

                 /s/ JOE D. GOODWIN                                Director               June 12, 1998
-----------------------------------------------------
                   Joe D. Goodwin

                 /s/ RODERICK C. GOW                               Director               June 12, 1998
-----------------------------------------------------
                   Roderick C. Gow

                  /s/ RAY J. GROVES                                Director               June 12, 1998
-----------------------------------------------------
                    Ray J. Groves

                 /s/ JOHN F. JOHNSON                               Director               June 12, 1998
-----------------------------------------------------
                   John F. Johnson

                /s/ RICHARD W. POGUE                               Director               June 12, 1998
-----------------------------------------------------
                  Richard W. Pogue

                  /s/ JOHN C. POPE                                 Director               June 12, 1998
-----------------------------------------------------
                    John C. Pope

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

               /s/ JOHN S. ROTHSCHILD                              Director               June 12, 1998
-----------------------------------------------------
                 John S. Rothschild

                 /s/ DAVID L. WITTE                                Director               June 12, 1998
-----------------------------------------------------
                   David L. Witte

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