Form 10-Q
period 1998-05-31
LAMALIE ASSOCIATES INC
filed 1998-07-15
CIK 1038315

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

                         Commission File Number 0-22645


                            LAMALIE ASSOCIATES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Florida                                              59-2776441
----------------------------------                      ------------------------
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

                                 (212) 953-7900
                         -------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
         Yes   X       No
             ----        ----

         At June 30, 1998, the Registrant had outstanding 7,761,956 shares of $.01 par value common stock.

                            LAMALIE ASSOCIATES, INC.
                                      INDEX


PART I.       FINANCIAL INFORMATION                                                                       Page
                                                                                                          ----
         Item 1.    Financial Statements

                      Condensed Consolidated Statements of Income
                           for the three-month periods
                           ended May 31, 1998 and 1997
                                                                                                            3


                      Condensed Consolidated Balance Sheets at
                           May 31, 1998 and February 28, 1998                                               4


                      Condensed Consolidated Statements of Cash Flows
                           for the three-month periods ended
                           May 31, 1998 and 1997                                                            5


                      Notes to Condensed Consolidated Financial Statements
                                                                                                            6

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                               7

     II.            OTHER INFORMATION                                                                      11

SIGNATURES                                                                                                 13

                            LAMALIE ASSOCIATES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                                                   Three Months Ended
                                                                                         May 31,
                                                                           ---------------------------------
                                                                               1998                  1997
                                                                           -----------           -----------
Fee revenue, net                                                           $    23,494           $    13,725

Operating expenses:
   Compensation and benefits                                                    17,358                10,544
   General and administrative                                                    3,677                 1,804
   Goodwill amortization                                                           206                    --
                                                                           -----------           -----------
      Total operating expenses                                                  21,241                12,348
                                                                           -----------           -----------

Operating income                                                                 2,253                 1,377
Interest expense, net                                                              118                   145
                                                                           -----------           -----------
Income before provision for income taxes                                         2,135                 1,232
Provision for income taxes                                                         938                   530
                                                                           -----------           -----------
      Net income                                                           $     1,197           $       702
                                                                           ===========           ===========

Basic net income per common share                                          $       .21           $       .23
                                                                           ===========           ===========
   Weighted average common shares                                                5,625                 3,042
                                                                           ===========           ===========
Diluted net income per common and common equivalent share
                                                                           $       .20           $       .23
                                                                           ===========           ===========
   Weighted average common and common equivalent shares
                                                                                 6,005                 3,042
                                                                           ===========           ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            LAMALIE ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



                                                                                                (unaudited)
                                       ASSETS                                                     May 31,         February 28,
                                                                                                    1998              1998
                                                                                                -----------       ------------
Current assets:
   Cash and cash equivalents                                                                     $   3,358          $  23,780
   Accounts receivable, less allowance of $1,874 and $2,120, respectively                           24,378             22,219
   Prepaid expenses                                                                                  1,725              1,420
   Refundable income taxes                                                                              --              1,822
   Deferred tax assets                                                                               1,130                486
                                                                                                 ---------          ---------
      Total current assets                                                                          30,591             49,727
                                                                                                 ---------          ---------
Property and equipment, net of accumulated depreciation and amortization of $2,903 and
   $2,608, respectively                                                                              6,092              5,612
Non-current deferred tax assets                                                                      5,680              3,698
Goodwill, net of accumulated amortization of $223 and $17, respectively                             23,824             24,790
Other assets                                                                                         5,812              5,089
                                                                                                 ---------          ---------
      Total assets                                                                               $  71,999          $  88,916
                                                                                                 =========          =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                                      $   4,287          $   6,807
   Accrued compensation                                                                             11,342             20,573
   Income taxes payable                                                                                761                 --
   Current maturities of long-term debt                                                              3,070              3,070
   Other current liabilities                                                                         1,003              8,976
                                                                                                 ---------          ---------
      Total current liabilities                                                                     20,463             39,426
                                                                                                 ---------          ---------
Accrued rent                                                                                         1,013              1,013
Deferred compensation                                                                                7,744              6,951
Long-term debt, less current maturities                                                              6,024              6,055
                                                                                                 ---------          ---------
Commitments and contingencies
Stockholders' equity:
   Preferred stock; $0.01 par value; 3,000,000 shares authorized; no
      shares issued and outstanding                                                                     --                 --
   Common stock; $0.01 par value; 35,000,000 shares authorized;
      5,672,416 and 5,576,446 shares issued and outstanding, respectively                               57                 56
   Additional paid-in capital                                                                       32,955             32,873
   Cumulative translation adjustment                                                                     4                 --
   Retained earnings                                                                                 3,739              2,542
                                                                                                 ---------          ---------
      Total stockholders' equity                                                                    36,755             35,471
                                                                                                 =========          =========
      Total liabilities and stockholders' equity                                                 $  71,999          $  88,916
                                                                                                 =========          =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            LAMALIE ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                                                  Three Months
                                                                                                  Ended May 31,
                                                                                          ----------------------------
                                                                                             1998               1997
                                                                                          ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $   1,197          $     702
   Adjustments to reconcile net income to net cash used in
     operating activities:
      Depreciation and amortization                                                             295                194
      Goodwill amortization                                                                     206                 --
      Amortization of deferred compensation                                                      88                 --
      Changes in operating assets and liabilities                                           (12,843)            (6,113)
                                                                                          ---------          ---------
         Net cash used in operating activities                                              (11,057)            (5,217)
                                                                                          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                        (775)              (189)
   Investment in life insurance                                                                (467)              (746)
   Acquisition of Ward Howell International, Inc.                                            (8,092)                --
                                                                                          ---------          ---------
         Net cash used in investing activities                                               (9,334)              (935)
                                                                                          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings                                                                                    --              4,500
   Repayments                                                                                   (31)              (109)
   Proceeds from issuance of common stock                                                        --                114
                                                                                          ---------          ---------
         Net cash (used in) provided by financing activities                                    (31)             4,505
                                                                                          ---------          ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (20,422)            (1,647)
CASH AND CASH EQUIVALENTS, at beginning of period                                            23,780              1,662
                                                                                          ---------          ---------
CASH AND CASH EQUIVALENTS, at end of period                                               $   3,358          $      15
                                                                                          =========          =========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            LAMALIE ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1.  Condensed Consolidated Financial Statements

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of May 31, 1998 and February 28, 1998, and the results of operations and cash flows for the three-month periods ended May 31, 1998 and 1997.

The condensed consolidated financial statements include the financial position and results of operations of the Company and its wholly-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated.

These condensed consolidated financial statements, including the condensed consolidated balance sheet as of February 28, 1998, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on June 12, 1998.

Note 2.  Net Income Per Common and Common Equivalent Share

Basic net earnings per common share ("basic EPS") was determined by dividing the net income by the weighted average number of shares of common stock outstanding during the year. Diluted net earnings per common and common equivalent share ("diluted EPS") was determined by dividing the net income by the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options using the treasury stock method and from convertible debt assuming conversion upon issuance. The following reconciles the numerator and denominator of basic EPS to diluted EPS:



                                            Three Months Ended                               Three Months Ended
                                               May 31, 1998                                     May 31, 1997
                                -------------------------------------------     --------------------------------------------
                                  Income           Shares         Per-Share       Income            Shares         Per-Share
                                (Numerator)    (Denominator)       Amount       (Numerator)     (Denominator)        Amount
  Basic EPS
  Income available to common
     stockholders                $  1,197            5,625          $ .21          $ 702             3,042           $ .23
  Effect of dilutive securities        --              322                            --                --
  Convertible promissory note          12               58                            --                --
                                 --------            -----                         -----             -----
  Diluted EPS
  Income available to common
     stockholders + assumed
     conversions                 $  1,209            6,005          $ .20          $ 702             3,042           $ .23
                                 ========            =====          =====          =====             =====           =====

All share and per share information in these condensed consolidated financial statements has been adjusted to give effect to the 1,000 to one common stock split and par value restatement which became effective June 3, 1997, in connection with the reincorporation of the Company in Florida.

Note 3.  Newly Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS
130). SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the stockholders' equity section of the consolidated balance sheets for annual financial statements. The Company adopted SFAS 130 in 1998 and accordingly, comprehensive income is as follows:


                                                                         Three Months Ended
                                                                               May 31,
                                                                  -------------------------------
                                                                     1998                 1997
                                                                  ----------           ----------
Net income                                                        $  1,197             $      702
Other comprehensive income, net of tax:
      Translation adjustment                                             4                     --
                                                                  --------             ----------

Comprehensive income                                              $  1,201             $      702
                                                                  ========             ==========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

FISCAL 1999 COMPARED TO FISCAL 1998

Fee revenue. The Company's fee revenue increased 71.2% to $23.5 million for the three-month period ended May 31, 1998, compared to $13.7 million for the same period in fiscal 1998. As of May 31, 1998, the total number of consultants employed was 115, an increase of 52 since May 31, 1997, including 32 consultants hired in connection with two acquisitions during the fourth quarter of fiscal l998. The average fee revenue per consultant employed for a full year increased 3.8%, to $221,000 for the three-month period ended May 31, 1998 compared to $213,000 for the same period in fiscal 1998. The average first-year cash compensation of positions for which the Company conducted searches decreased 13.0% to $201,000 for the three-month period ended May 31, 1998, compared to $231,000 for the same period in fiscal 1998.

Compensation and benefits. Compensation and benefits increased 64.6% to $17.4 million for the three-month period ended May 31, 1998, compared to $10.5 million for the same period in fiscal 1998. As a percentage of fee revenue, compensation and benefits decreased to 73.9% for the three-month period ended May 31, 1998, compared to 76.8% for the same period in fiscal 1998. This decrease was primarily the result of lower discretionary compensation as a percentage of revenues.

General and administrative expenses. General and administrative expenses increased 103.8% to $3.7 million for the three-month period ended May 31, 1998, compared to $1.8 million for the same period in fiscal 1998. As a percentage of fee revenue, general and administrative expenses increased to 15.6% for the three-month period ended May 31, 1998, compared to 13.2% for the same period in fiscal 1998. These increases were primarily due to integration of Ward Howell International, Inc. which was acquired on the last day of fiscal 1998, higher occupancy costs associated with real estate integration and startup costs associated with the London, England office which was opened in May 1998.

Goodwill amortization. Goodwill amortization was $206,000 for the three-month period ended May 31, 1998, compared to no amortization for the same period in fiscal 1998. This change was a result of goodwill acquired in connection with two acquisitions during the fourth quarter of fiscal 1998.

Operating income. Operating income increased $876,000 to $2.3 million for the three-month period ended May 31, 1998, compared to $1.4 million for the same period in fiscal 1998. This change was primarily the result of an increase in fee revenue and a decrease in compensation and benefits as a percentage of fee revenue which were partially offset by an increase in general and administrative expenses as a percentage of fee revenue.

Interest expense, net. Interest expense, net decreased 18.6% to $118,000 for the three-month period ended May 31, 1998, compared to $145,000 for the same period in fiscal 1998. This decrease was the result of the Company having repaid all outstanding indebtedness under its credit facilities with proceeds from its July 1997 initial public offering, as well as investment earnings from the remaining net proceeds.

Provision for income taxes. The effective income tax rate for the three-month period ended May 31, 1998, of 43.9% varied from the statutory rate of 34% due to state and local income taxes and because certain expenses, including goodwill amortization, premiums on keyperson life insurance policies, a portion of meals and entertainment, and dues expense are non-deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

On June 9, 1998, the Company completed a public offering covering 3 million shares of its common stock, approximately 2.1 million of which were offered by the Company, with the balance being offered by certain stockholders of the Company. Net proceeds to the Company from the offering were approximately $38.3 million. The Company expects to use the net proceeds of the offering to pursue strategic domestic and international acquisitions, to support continued enhancements to the Company's technology-based infrastructure and for general corporate purposes.

The Company relies primarily upon cash flows from operations and available borrowings under its credit facilities to finance its operations. During the three-month period ended May 31, 1998, cash used in operations was approximately $11.1 million. A significant portion of the Company's compensation expense is accrued and paid shortly after the end of the Company's fiscal year. This results in significant operating cash outflows during the Company's first quarter which are expected to be offset by cash generated from operations in the second, third and fourth quarters. To provide additional liquidity, the Company has obtained a commitment letter from a bank to provide credit facilities of approximately $25.0 million. Outstanding borrowings under these facilities will accrue interest at various rates based on either a LIBOR index or the bank's prime lending rate, as determined at the Company's option.

Capital expenditures totaled approximately $775,000 for the three-month period ended May 31, 1998. These expenditures consisted primarily of upgrades to information systems, purchases of office furniture and equipment and leasehold improvements. Additionally, investments in life insurance policies intended to fund the Company's deferred compensation plan were approximately $467,000.

The Company believes that funds from operations, its expanded credit facilities, and the net proceeds from the recently completed secondary offering will be sufficient to meet its anticipated working capital, capital expenditure, and general corporate requirements for the foreseeable future.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements that are based on the current beliefs and expectations of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. Such statements include those regarding general economic and executive search industry trends and the Company's ability to successfully execute its international acquisition and growth strategies. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements, and the Company's future results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. These potential risks and uncertainties include dependence on attracting and retaining qualified executive search consultants, portability of client relationships, restrictions imposed by blocking arrangements, competition, implementation of acquisition strategy, reliance on information processing systems, and employment liability risk. In addition to the factors noted above, other risks, uncertainties, assumptions, and factors that could affect the Company's financial results are described in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 12, 1998.

                           PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              a.  Exhibits

Exhibit
Number        Description
------        -----------
 2.1 (4)          -Agreement and Plan of Merger dated February 27, 1998, by
                      and among Lamalie Associates, Inc., LAI Mergersub, Inc.
                      and Ward Howell International, Inc.

 2.2 (4)          -Asset Purchase Agreement dated December 29, 1997, by and
                      among Lamalie Associates, Inc., Chartwell Partners
                      International, Inc. and David DeWilde

 3.1 (1)          -Articles of Incorporation if the Registrant as now in effect

 3.2 (1)          -Bylaws of the Registrant as now in effect

 4   (1)          -Form of Common Stock Certificate

10.1 (3)          -Definitive 1997 Omnibus Stock and Incentive Plan

10.2 (1)          -Non-Employee Directors' Stock Option Plan

10.3 (1)          -Profit Sharing Plan

10.4 (1)          -1997 Employee Stock Purchase Plan

10.5 (1)          -Form of Agreement for Deferred Compensation Plan

10.6 (1)          -Managing Partners' Compensation Plan

10.7 (1)          -Partners' Compensation Plan

10.8 (1)          -Employment Agreement for Mr. Gow

10.9 (5)          -1998 Omnibus Stock and Incentive Plan

10.10 (1)         -Employment Agreement for Mr. Rothschild +


Exhibit
Number        Description
------        -----------
10.11 (2)         -Form of Indemnification Agreement entered into with Messrs.
                      Philip R. Albright, Michael Brenner, Arthur J.
                      Davidson, Mark P. Elliott, David W. Gallagher, Joe D.
                      Goodwin, Roderick C. Gow, Ray J. Groves, Harold E.
                      Johnson, John F. Johnson, Robert L. Pearson, Richard
                      W. Pogue, John C. Pope, John S. Rothschild, Thomas M.
                      Watkins III, Jack P. Wissman

10.12 (1)         -Directors' Deferral Plan

10.13 (3)         -Employment Agreement with Robert L. Pearson dated October 8,
                   1997

10.14 (4)         -Form of Employment Agreement for Former Ward Howell
                   International, Inc. Shareholders

27                -Financial Data Schedule (for SEC use only)

     (1) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-26027), originally filed April 29, 1997, as amended and as effective July 1, 1997.

     (2) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997, filed on August 8, 1997.

     (3) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997, filed on January 13, 1998.

     (4) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's current Report on Form 8-K filed March 13, 1998.

     (5) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Annual Report on Form 10-K/A for the year ended February 28, 1998, filed on June 12, 1998.

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




July 15, 1998                           LAMALIE ASSOCIATES, INC.
                                                    (Registrant)





                                        By: /s/
                                           -------------------------------------
                                            Jack P. Wissman
                                            Executive Vice President
                                            (Authorized officer of Registrant
                                             and principal financial officer)