Form 10-Q
period 1998-08-31
LAMALIE ASSOCIATES INC
filed 1998-10-14
CIK 1038315

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From       to
                                                 -----    -----

                         Commission File Number 0-22645


                            LAMALIE ASSOCIATES, INC.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Florida                                            59-2776441
           -------                                            ----------
(State of Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                           Identification Number)

                                200 Park Avenue
                               New York, New York
                                   10166-0136
                              -------------------
                    (Address of Principal Executive Offices)

                                 (212) 953-7900
                              -------------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes   X       No
                                       -----        -----

     At September 30, 1998, the Registrant had outstanding 8,011,557 shares of $.01 par value common stock.

                            LAMALIE ASSOCIATES, INC.
                                      INDEX




PART I.       FINANCIAL INFORMATION                                                    Page
                                                                                       ----
         Item 1.    Financial Statements

                    Condensed Consolidated Statements of Income
                      for the three and six-month periods
                      ended August 31, 1998 and 1997                                     3

                    Condensed Consolidated Balance Sheets at
                      August 31, 1998 and February 28, 1998                              4

                    Condensed Consolidated Statements of Cash Flows
                      for the six-month periods ended
                      August 31, 1998 and 1997                                           5

                    Notes to Condensed Consolidated Financial Statements                 6

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                8

         Item 4.    Submission of Matters to a Vote of Security Holders                 11

         Item 5.    Other Information                                                   12


PART II. OTHER INFORMATION                                                              13

SIGNATURES                                                                              15

                            LAMALIE ASSOCIATES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                                  Three Months Ended                      Six Months Ended
                                                                      August 31,                             August 31,
                                                             --------------------------              -------------------------
                                                               1998              1997                 1998              1997
                                                             --------          --------             --------          --------
Fee revenue, net                                             $ 24,179          $ 16,773             $ 47,673          $ 30,498

Operating expenses:
  Compensation and benefits                                    16,389            12,957               33,747            23,501
  General and administrative                                    5,298             2,071                8,975             3,875
  Goodwill amortization                                           194                --                  400                --
                                                             --------          --------             --------          --------
    Total operating expenses                                   21,881            15,028               43,122            27,376
                                                             --------          --------             --------          --------
Operating income                                                2,298             1,745                4,551             3,122
Interest income (expense), net                                    306                37                  188              (108)
                                                             --------          --------             --------          --------
Income before provision for income taxes                        2,604             1,782                4,739             3,014
Provision for income taxes                                      1,432               766                2,370             1,296
                                                             --------          --------             --------          --------
     Net income                                              $  1,172          $  1,016             $  2,369          $  1,718
                                                             ========          ========             ========          ========
Basic net income per common share                            $    .15          $    .22             $    .36         $     .45
                                                             ========          ========             ========          ========
   Weighted average common shares                               7,716             4,552                6,671             3,797
                                                             ========          ========             ========          ========
Diluted net income per common and
   common equivalent share                                   $    .15          $    .22             $    .35          $    .45
                                                             ========          ========             ========          ========
   Weighted average common and common
     equivalent shares                                          7,889             4,657                6,906             3,850
                                                             ========          ========             ========          ========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            LAMALIE ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                            (unaudited)
                                       ASSETS                                                August 31,        February 28,
                                                                                                1998               1998
                                                                                            -----------        ------------
Current assets:
   Cash and cash equivalents                                                                  $   5,148           $ 23,780
   Short-term investments                                                                        38,402                 --
   Accounts receivable, less allowance of $1,850 and $2,120, respectively                        26,778             22,219
   Prepaid expenses                                                                               2,355              1,420
   Refundable income taxes                                                                           --              1,822
   Deferred tax assets                                                                            1,043                486
                                                                                              ---------           --------
      Total current assets                                                                       73,726             49,727
                                                                                              ---------           --------
Property and equipment, net of accumulated depreciation and amortization of $3,220
   and $2,608, respectively                                                                       7,892              5,612
Non-current deferred tax assets                                                                   5,184              3,698
Goodwill, net of accumulated amortization of $417 and $17, respectively                          22,902             24,790
Other assets                                                                                      7,672              5,089
                                                                                              ---------           --------
      Total assets                                                                            $ 117,376           $ 88,916
                                                                                              =========           ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                                   $   5,006           $  6,807
   Accrued compensation                                                                          11,001             20,573
   Income taxes payable                                                                           1,794                 --
   Current maturities of long-term debt                                                           3,994              3,070
   Other current liabilities                                                                        681              8,976
                                                                                              ---------           --------
      Total current liabilities                                                                  22,476             39,426
                                                                                              ---------           --------
Accrued rent                                                                                      1,015              1,013
Deferred compensation                                                                             8,427              6,951
Long-term debt, less current maturities                                                           5,861              6,055
                                                                                              ---------           --------
Commitments and contingencies
Stockholders' equity:
   Preferred stock; $0.01 par value; 3,000,000 shares authorized; no
      shares issued and outstanding                                                                  --                 --
   Common stock; $0.01 par value; 35,000,000 shares authorized;
      8,011,557 and 5,576,446 shares issued and outstanding, respectively                            80                 56
   Additional paid-in capital                                                                    74,631             32,873
   Cumulative translation adjustment                                                                (25)                --
   Retained earnings                                                                              4,911              2,542
                                                                                              ---------           --------
      Total stockholders' equity                                                                 79,597             35,471
                                                                                              ---------           --------
      Total liabilities and stockholders' equity                                             $  117,376           $ 88,916
                                                                                              =========           ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            LAMALIE ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                                   Six Months
                                                                                                Ended August 31,
                                                                                          -----------------------------
                                                                                            1998                 1997
                                                                                          --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $  2,369             $  1,718
   Adjustments to reconcile net income to net cash used in
      operating activities:
      Depreciation and amortization                                                            612                  404
      Goodwill amortization                                                                    400                   --
      Amortization of deferred compensation                                                    283                   --
      Changes in operating assets and liabilities                                          (14,308)              (2,601)
                                                                                          --------             --------
         Net cash used in operating activities                                             (10,644)                (479)
                                                                                          --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments available for sale                                                          (38,271)                  --
   Capital expenditures                                                                     (2,892)                (679)
   Investment in life insurance                                                               (875)              (1,366)
   Acquisition of Ward Howell International, Inc.                                           (8,384)                  --
                                                                                          --------             --------
         Net cash used in investing activities                                             (50,422)              (2,045)
                                                                                          --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings                                                                                1,000                4,576
   Repayments                                                                                  (40)              (6,270)
   Proceeds from public offering of common stock                                            41,411               24,980
   Other issuances of common stock                                                              88                   --
                                                                                          --------             --------
         Net cash provided by financing activities                                          42,459               23,286
                                                                                          --------             --------

NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                                                       (18,607)              20,762
CASH AND CASH EQUIVALENTS, at beginning of period                                           23,780                1,662
    Foreign currency translation adjustment                                                    (25)                  --
                                                                                          --------             --------
CASH AND CASH EQUIVALENTS, at end of period                                               $  5,148             $ 22,424
                                                                                          ========             ========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            LAMALIE ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1. Condensed Consolidated Financial Statements

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of August 31, 1998 and February 28, 1998, and the results of operations for the three- and six-month periods ended August 31, 1998 and 1997 and cash flows for the six-month periods ended August 31, 1998 and 1997.

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

Note 2. Short-term Investments

As of August 31, 1998, short-term investments consists of investments in commercial paper and investments in Federal Home Loan Bank discount notes. These securities are classified as available-for-sale, and accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All securities mature within fiscal 1999 with the latest maturity date being February 1, 1999. There have been no sales or transfers of securities during the current year.

Note 3. Net Income Per Common and Common Equivalent Share

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


                                            Three Months Ended                                Three Months Ended
                                             August 31, 1998                                   August 31, 1997
                               ---------------------------------------------    --------------------------------------------
                                 Income           Shares          Per-Share        Income           Shares         Per-Share
                               (Numerator)     (Denominator)        Amount      (Numerator)     (Denominator)        Amount
  BASIC EPS
  Income available to common
     stockholders                  $1,172            7,716          $  .15          $1,016           4,552           $ .22
  EFFECT OF DILUTIVE
     SECURITIES
  Options                              --              117                              --             105
  Convertible promissory note          12               56                              --              --
                                   ------            -----                          ------           -----
  DILUTED EPS
  Income available to common
     stockholders + assumed
     conversions                   $1,184            7,889          $  .15          $1,016           4,657           $ .22
                                   ======            =====          ======          ======           =====           =====


                                             Six Months Ended                                  Six Months Ended
                                             August 31, 1998                                   August 31, 1997
                               ---------------------------------------------    --------------------------------------------
                                 Income           Shares          Per-Share        Income          Shares          Per-Share
                               (Numerator)     (Denominator)        Amount      (Numerator)     (Denominator)        Amount
  BASIC EPS
  Income available to common
     stockholders                  $2,369            6,671          $  .36          $1,718           3,797           $ .45
  EFFECT OF DILUTIVE
     SECURITIES
  Options                              --              178                              --              53
  Convertible promissory note          23               57                              --              --
                                   ------            -----                          ------           -----
  DILUTED EPS
  Income available to common
     stockholders + assumed
     conversions                   $2,392            6,906          $  .35          $1,718           3,850           $ .45
                                   ======            =====          ======          ======           =====           =====


All share and per share information in these condensed consolidated financial statements has been adjusted to give effect to the 1,000 to one common stock split and par value restatement which became effective June 3, 1997, in connection with the reincorporation of the Company in Florida.

Note 4. Newly Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS
130). SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the stockholders' equity section of the consolidated balance sheets for annual financial statements. The Company adopted SFAS 130 in fiscal 1999 and accordingly, comprehensive income is as follows:

                                                                  Three Months Ended                      Six Months Ended
                                                                      August 31,                             August 31,
                                                             --------------------------              --------------------------
                                                               1998               1997                 1998               1997
                                                             -------            -------              -------            -------
Net income                                                   $ 1,172            $ 1,016              $ 2,369            $ 1,718
Other comprehensive income (loss), net
   of tax:
     Translation adjustment                                      (29)                --                  (25)                --
                                                             -------            -------              -------            -------

Comprehensive income                                         $ 1,143            $ 1,016              $ 2,344            $ 1,718
                                                             =======            =======              =======            =======



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL 1999 COMPARED TO FISCAL 1998

Fee revenue. The Company's fee revenue increased 44.2% and 56.3% respectively, to $24.2 million and $47.7 million for the three- and six-month periods ended August 31, 1998, compared to $16.8 million and $30.5 million for the same periods in fiscal 1998. As of August 31, 1998, the total number of consultants employed was 125, an increase of 62 since August 31, 1997, including 35 consultants hired in connection with two acquisitions during the fourth quarter of fiscal 1998, and 13 consultants hired in the London, England office which opened in May 1998. The average fee revenue per consultant employed for a full year decreased 14.1%, to $438,000 for the six-month period ended August 31, 1998, compared to $510,000 for the same period in fiscal 1998. Approximately $38,000 per consultant was related to two multiple placement assignments during the three-month period ended August 31, 1997, that generated much higher fees than typical assignments and were non-recurring. This decrease also resulted from consultants added through acquisitions of companies which had historically lower consultant productivity. The average first-year cash compensation of positions for which the Company conducted searches decreased 17.9% to $193,000 for the six-month period ended August 31, 1998, compared to $235,000 for the same period in fiscal 1998, also attributable primarily to acquisitions.

Compensation and benefits. Compensation and benefits increased 26.5% and 43.6%, respectively, to $16.4 million and $33.7 million for the three- and six-month periods ended August 31, 1998, compared to $13.0 million and $23.5 million for the same periods in fiscal 1998. As a percentage of fee revenue, compensation and benefits decreased to 67.8% and 70.9%, respectively, for the three- and six-month periods ended August 31, 1998, compared to 77.2% and 77.1%, respectively, for the same periods in fiscal 1998. This decrease was due to lower discretionary compensation accruals in the three-month period ended August 31, 1998, as well as a reversal during the current period of approximately $1.4 million of discretionary compensation which was accrued in prior periods. Reversals of discretionary compensation are not expected to recur in future quarters. In addition, the Company revised its compensation plan for consultants which reduced the accrual for the formula-based component of their compensation by approximately $300,000. The Company also recorded a charge of approximately $200,000 related to severance payments accrued in connection with certain employee terminations.

General and administrative expenses. General and administrative expenses increased approximately $3.2 million and $5.1 million, respectively, to $5.3 million and $9.0 million for the three- and six-month periods ended August 31, 1998, compared to $2.1 million and $3.9 million for the same periods in fiscal 1998. As a percentage of fee revenue, general and administrative expenses increased to 21.9% and 18.8% for the three- and six-month periods ended August 31, 1998, compared to 12.4% and 12.7% for the same period in fiscal 1998. These increases were primarily due to start-up costs associated with the London office. The Company also incurred travel and meeting expenses related to conferences designed to focus marketing efforts within practice group areas, provide post-acquisition cultural integration, and train new consultants. These expenses were higher than the Company has typically experienced due to the significant number of new employees as a result of recent acquisitions and the opening of the London office.

Goodwill amortization. Goodwill amortization was $194,000 and $400,000, respectively, for the three- and six-month periods ended August 31, 1998, compared to no amortization for the same periods in fiscal 1998. This change was a result of goodwill acquired in connection with two acquisitions during the fourth quarter of fiscal 1998.

Operating income. Operating income increased 31.7% and 45.8%, respectively, to $2.3 million and $4.6 million for the three- and six-month periods ended August 31, 1998, compared to $1.7 million and $3.1 million for the same periods in fiscal 1998. This change was primarily the result of an increase in fee revenue and a decrease in compensation and benefits as a percentage of fee revenue which were partially offset by an increase in general and administrative expenses as a percentage of fee revenue.

Net interest income (expense). Net interest income increased $269,000 to $306,000 for the three-month period ended August 31, 1998, compared to $37,000 for the same period in fiscal 1998. The Company received $188,000 of interest income for the six-month period ended August 31, 1998, as compared to net interest expense incurred of $108,000 for the same period in fiscal 1998. These changes were a result of earnings associated with investment of the net proceeds from the secondary public offering in June 1998.

Provision for income taxes. The effective income tax rate for the six-month period ended August 31, 1998, of 50.0% varied from the statutory rates of 34% and 31% for domestic and international operations, respectively. A significant portion of the difference between the statutory rate and the effective rate is due to the foreign subsidiary operating in a loss position since it began operations in May 1998. The remainder of the difference is a result of state and local income tax effects and the non-deductibility of certain expenses, including goodwill amortization, premiums on key person life insurance policies, and a portion of meals and entertainment.

LIQUIDITY AND CAPITAL RESOURCES

On June 9, 1998, the Company completed a public offering covering 3.2 million shares (including an over-allotment exercised) of its common stock, approximately 2.3 million of which were offered by the Company, with the balance being offered by certain stockholders of the Company. Net proceeds to the Company from the offering were approximately $41.4 million. The Company expects to use the net proceeds of the offering to pursue strategic domestic and international acquisitions, to support continued enhancements to the Company's technology-based infrastructure and for general corporate purposes.

The Company relies primarily upon cash flows from operations and available borrowings under its credit facilities to finance its operations. During the six-month period ended August 31, 1998, cash used in operations was approximately $10.6 million. A significant portion of the Company's compensation expense for fiscal 1998 was accrued and paid shortly after the end of the Company's fiscal year. This resulted in significant cash outflows during the Company's first quarter. In addition, the Company experienced significant cash outflows during the second quarter of fiscal 1999 to provide the working capital for the start-up of the London office. To provide additional liquidity, the Company has obtained a line of credit from a bank to provide credit facilities of approximately $25 million. Borrowings under these facilities will accrue interest at various rates based on either a LIBOR index or the bank's prime lending rate, as determined at the Company's option. Outstanding borrowings under the Company's credit facilities at August 31, 1998 were $1,000,000. Nothing was outstanding at August 31, 1997.

Capital expenditures totaled approximately $2.9 million for the six-month period ended August 31, 1998. These expenditures consisted primarily of upgrades to information systems, purchases of office furniture and equipment and leasehold improvements with a significant portion related to the London office. Additionally, investments in life insurance policies intended to fund the Company's deferred compensation liabilities were approximately $875,000.

The Company believes that funds from operations, its expanded credit facilities, and the net proceeds from the secondary offering will be sufficient to meet its anticipated working capital, capital expenditure, and general corporate requirements for the foreseeable future.


YEAR 2000 COMPLIANCE

The Company has completed its assessment of its internal systems and believes that all internal systems are Year 2000 compliant. The Company is currently assessing Year 2000 issues related to its third-party vendors' states of Year 2000 readiness and the potential impact, if any, of any lack of readiness on the Company's operations. This analysis is expected to be complete by the end of fiscal 1999. Based on its preliminary assessment, the Company does not expect to be materially affected by any non-compliant third-party vendors. Nevertheless, the Company intends to identify alternate vendors during its assessment. The Company believes that costs associated with Year 2000 compliance will not have a material impact on the Company's financial statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its 1998 Annual Meeting of Stockholders on September 29, 1998. The record date for determining the stockholders entitled to notice of and to vote at the Annual Meeting was August 5, 1998. At the close of business on such date, there were 8,009,706 shares of Common Stock outstanding, of which 5,864,047 shares were represented at the meeting in person or by proxy. Proxies for the meeting were solicited by the Company's Board of Directors in accordance with applicable securities laws and regulations, and there was no solicitation in opposition to the Board's nominees for directors or the Board's recommendation on any proposal as listed in the proxy statement.

At the Annual Meeting, the stockholders elected three directors, each to serve for a three year term. The three nominees for such positions, all of whom were elected as directors at the meeting, the number of votes cast for the election of each such nominee and the number of shares as to which authority to vote for such nominee was withheld, were: (1) Joe D. Goodwin - 4,976,757 votes for, authority withheld for 887,290 shares; (2) John C. Pope - 5,725,721 votes for, authority withheld for 138,326 shares and (3) Neal L. Maslan - 5,368,436 votes for, authority withheld for 495,611 shares. There were no votes abstaining and no broker non-votes in the election of directors, and there was no provision for voting "against" any nominee. Robert L. Pearson, Roderick C. Gow, John S. Rothschild, John F. Johnson, Ray J. Groves and Richard W. Pogue also continue to serve as directors.

At the Annual Meeting, the stockholders also adopted a proposal to approve the Company's 1998 Omnibus Stock and Incentive Plan (the "1998 Employee Stock Plan"). Of the shares present at the Annual Meeting, 2,910,494 shares voted for such proposal, 2,093,369 shares voted against such proposal, 13,857 shares abstained from voting on such proposal and there were 846,327 broker non-votes as to such proposal.

At the Annual Meeting, the stockholders also adopted a proposal to approve an increase in the number of shares covered by the 1998 Employee Stock Plan from 1,000,000 shares to 1,500,000 shares. Of the shares present at the Annual Meeting, 3,030,404 shares voted for such proposal, 1,973,259 shares voted against such proposal, 14,057 shares abstained from voting on such proposal and there were 846,327 broker non-votes as to such proposal.

At the Annual Meeting, the stockholders also adopted a proposal to ratify the appointment of Arthur Andersen LLP as the Company's firm of independent certified public accountants for the fiscal year ending February 28, 1999. Of the shares present at the Annual Meeting, 5,833,819 shares voted for such proposal, 26,871 shares voted against such proposal, 3,357 shares abstained from voting on such proposal and there were no broker non-votes as to such proposal.

ITEM 5. OTHER INFORMATION

On October 9, 1998, the Company announced that the Compensation and Management Development Committee of the Board of Directors (the "Compensation Committee") had approved a stock option repricing program. Under the program, employees will have the opportunity to exchange some of their outstanding options for a smaller number of newly issued options with an initial exercise price of $8.00-$10.00 per share. The program was effective as of October 8, 1998. The Company's stock closed at $6.75 on October 8, 1998.

In the announcement, it was noted that the then recent downturn in the stock market and decline in the Company's stock price had adversely impacted stock options as effective employee incentives. After carefully studying the issue, the Compensation Committee concluded that a repricing program was necessary to provide appropriate equity-based incentives to retain and motivate search consultants and other key employees, and to improve the overall performance of the Company. For these reasons, the Compensation Committee found the repricing program to be in the best interests of all stockholders. The Compensation Committee received information regarding the economic value of options and other advice from a nationally prominent consulting firm.

The program generally provides that for employees, other than executive officers, outstanding options with an exercise price of $12.00 per share may be exchanged for new options with an exercise price of $8.00 per share, on the basis of 100 outstanding options surrendered for 80 new options; and outstanding options with an exercise price higher than $12.00 per share may be exchanged for new options with an exercise price of $8.00 per share, on the basis of 100 outstanding options surrendered for 60 new options. The new options will generally vest over four years, at the rate of 25% per year.

The program provides less favorable terms for options granted to executive officers. Outstanding options held by executive officers with an exercise price of $12.00 per share or higher may be exchanged for new options with an exercise price of $10.00 per share, on the basis of 100 outstanding options surrendered for 70 new options. Most of these new options will vest 100% only after a three-year waiting period. Most of the Company's executive officers are also search consultants for the Firm.

The program, which is voluntary, potentially covers up to approximately 1.5 million options, or approximately 84% of all options currently outstanding, and covers options with initial exercise prices ranging between $12.00 and $21.50 per share. Options granted with exercise prices lower than $12.00 per share are not eligible to participate in the program. The Company's Compensation Committee consists of three independent directors. Options issued to members of the Compensation Committee are not affected by the program.

                           PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              a.  Exhibits

    Exhibit
    Number        Description
    -------       -----------
     2.1 (4)      --Agreement and Plan of Merger dated February 27, 1998, by and among Lamalie
                      Associates, Inc., LAI Mergersub, Inc. and Ward Howell International, Inc.

     2.2 (4)      --Asset Purchase Agreement dated December 29, 1997, by and among Lamalie
                      Associates, Inc., Chartwell Partners International, Inc. and David DeWilde

     3.1 (1)      --Articles of Incorporation of the Registrant as now in effect

     3.2          --Bylaws of the Registrant as now in effect

       4 (1)      --Form of Common Stock Certificate

    10.1 (3)      --Definitive 1997 Omnibus Stock and Incentive Plan

    10.2          --Non-Employee Directors' Stock Option Plan

    10.3          --Profit Sharing and Savings Plan

    10.4 (1)      --1997 Employee Stock Purchase Plan

    10.5 (1)      --Form of Agreement for Deferred Compensation Plan

    10.6 (1)      --Managing Partners' Compensation Plan

    10.7 (1)      --Partners' Compensation Plan

    10.8 (1)      --Employment Agreement for Mr. Gow

    10.9          --1998 Omnibus Stock and Incentive Plan

   10.10 (1)      --Employment Agreement for Mr. Rothschild +

    Exhibit
    Number        Description
    -------       -----------

   10.11 (2)      --Form of Indemnification Agreement entered into with Messrs. Philip R.
                      Albright, Michael Brenner, Arthur J. Davidson, Mark P. Elliott, David W.
                      Gallagher, Joe D. Goodwin, Roderick C. Gow, Ray J. Groves, Harold E. Johnson,
                      John F. Johnson, Robert L. Pearson, Richard W. Pogue, John C. Pope, John S.
                      Rothschild, Thomas M. Watkins III, Jack P. Wissman

   10.12 (1)      --Directors' Deferral Plan

   10.13 (3)      --Employment Agreement with Robert L. Pearson dated October 8, 1997

   10.14 (4)      --Form of Employment Agreement for Former Ward Howell International, Inc. Shareholders

   10.15          --Employment Agreement with Patrick J. McDonnell dated September 15, 1998

   27             --Financial Data Schedule (for SEC use only)

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




October 14, 1998                          LAMALIE ASSOCIATES, INC.
-----------------                         (Registrant)





                                          By: /s/  Philip R. Albright
                                              ---------------------------------
                                                  Philip R. Albright
                                                  Chief Financial Officer
                                                  (Authorized officer of
                                                  Registrant and principal
                                                  financial officer)