Form 10-Q
period 1998-11-30
LAI WORLDWIDE INC
filed 1999-01-11
CIK 1038315

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From _____ to _____

                         Commission File Number 0-22645


                              LAI WORLDWIDE, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

            Florida                                        59-2776441
-------------------------------                 -------------------------------
(State of Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                      Identification Number)

                                200 Park Avenue
                               New York, New York
                                   10166-0136
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 953-7900
             ----------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---    ---

         At December 31, 1998, the Registrant had outstanding 8,027,057 shares of $.01 par value common stock.

                              LAI WORLDWIDE, INC.
                                     INDEX



                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Consolidated Statements of Income
                    for the three- and nine-month periods
                    ended November 30, 1998 and 1997                         3


                 Condensed Consolidated Balance Sheets at
                    November 30, 1998 and February 28, 1998                  4


                 Condensed Consolidated Statements of Cash Flows
                    for the nine-month periods ended
                    November 30, 1998 and 1997                               5


                 Notes to Condensed Consolidated Financial Statements        6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             10

PART II. OTHER INFORMATION                                                  15

SIGNATURES                                                                  18

                              LAI WORLDWIDE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                                               Three Months Ended         Nine Months Ended
                                                   November 30,             November 30,
                                              --------------------      --------------------
                                               1998         1997         1998         1997
                                              -------      -------      -------      -------
Fee revenue, net                              $23,311      $15,349      $70,984      $45,847

Operating expenses:
   Compensation and benefits                   17,404       11,651       51,151       35,152
   General and administrative                   4,945        1,997       13,920        5,872
   Goodwill amortization                          182           --          582           --
                                              -------      -------      -------      -------
      Total operating expenses                 22,531       13,648       65,653       41,024
                                              -------      -------      -------      -------

Operating income                                  780        1,701        5,331        4,823
Other income, net                                 170          153          358           45
                                              -------      -------      -------      -------
Income before provision for income taxes          950        1,854        5,689        4,868
Provision for income taxes                        939          798        3,309        2,094
                                              -------      -------      -------      -------
      Net income                              $    11      $ 1,056      $ 2,380      $ 2,774
                                              =======      =======      =======      =======

Basic net income per common share             $    --      $   .20      $   .33      $   .64
                                              =======      =======      =======      =======
   Weighted average common shares               8,016        5,348        7,116        4,310
                                              =======      =======      =======      =======
Diluted net income per common and
   common equivalent share
                                              $    --      $   .19      $   .33      $   .63
                                              =======      =======      =======      =======
   Weighted average common and common
     equivalent shares
                                                8,094        5,559        7,389        4,423
                                              =======      =======      =======      =======



              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                              LAI WORLDWIDE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                   (unaudited)
                           ASSETS                                                  November 30,    February 28,
                                                                                        1998           1998
                                                                                   ------------    ------------
Current assets:
   Cash and cash equivalents                                                        $   3,375       $  23,780
   Short-term investments                                                              33,850              --
   Accounts receivable, less allowance of $1,700
     and $2,120, respectively                                                          27,582          22,219
   Prepaid expenses                                                                     2,609           1,420
   Refundable income taxes                                                                 --           1,822
   Deferred tax assets                                                                  1,721             486
                                                                                    ---------       ---------
      Total current assets                                                             69,137          49,727
                                                                                    ---------       ---------
Property and equipment, net of accumulated depreciation
   and amortization of $3,609 and $2,608, respectively                                 10,161           5,612
Non-current deferred tax assets                                                         5,441           3,698
Goodwill, net of accumulated amortization of $599 and
   $17, respectively                                                                   22,720          24,790
Other assets                                                                            8,065           5,089
                                                                                   ----------       ---------
      Total assets                                                                  $ 115,524       $  88,916
                                                                                    =========       =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                         $   4,439       $   6,807
   Accrued compensation                                                                11,069          20,573
   Income taxes payable                                                                   546              --
   Current maturities of long-term debt                                                 2,994           3,070
   Other current liabilities                                                              886           8,976
                                                                                    ---------       ---------
      Total current liabilities                                                        19,934          39,426
                                                                                    ---------       ---------
Accrued rent                                                                            1,100           1,013
Deferred compensation                                                                   8,977           6,951
Long-term debt, less current maturities                                                 5,772           6,055
                                                                                    ---------       ---------
Commitments and contingencies
Stockholders' equity:
   Preferred stock; $0.01 par value; 3,000,000 shares
      authorized; no shares issued and outstanding                                         --              --
   Common stock; $0.01 par value; 35,000,000 shares
      authorized; 8,027,057 and 5,576,446 shares issued
      and outstanding, respectively                                                        80              56
   Additional paid-in capital                                                          74,837          32,873
   Cumulative translation adjustment                                                      (98)             --
   Retained earnings                                                                    4,922           2,542
                                                                                    ---------       ---------
      Total stockholders' equity                                                       79,741          35,471
                                                                                    ---------       ---------
      Total liabilities and stockholders' equity                                    $ 115,524       $  88,916
                                                                                    =========       =========

              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                              LAI WORLDWIDE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                             Nine Months
                                                                                          Ended November 30,
                                                                                  -------------------------------
                                                                                    1998                    1997
                                                                                  --------                -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $  2,380                $  2,774
   Adjustments to reconcile net income to net cash used in
      operating activities:
      Depreciation and amortization                                                  1,001                     592
      Goodwill amortization                                                            582                      --
      Amortization of deferred compensation                                            508                      --
      Changes in operating assets and liabilities                                  (17,416)                 (4,426)
                                                                                  --------                --------
         Net cash used in operating activities                                     (12,945)                 (1,060)
                                                                                  --------                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short term investments, net                                         (33,363)                     --
   Capital expenditures                                                             (5,550)                 (1,308)
   Investment in life insurance                                                     (1,416)                   (998)
   Acquisition of Ward Howell International, Inc.                                   (8,384)                     --
                                                                                  --------                --------
         Net cash used in investing activities                                     (48,713)                 (2,306)
                                                                                  --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings                                                                        1,000                   4,576
   Repayments                                                                       (1,129)                 (6,359)
   Proceeds from public offering of common stock                                    41,392                  25,226
   Other issuances of common stock                                                      88                      --
                                                                                  --------                --------
         Net cash provided by financing activities                                  41,351                  23,443
                                                                                  --------                --------
NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                                               (20,307)                 20,077
CASH AND CASH EQUIVALENTS, at beginning of period                                   23,780                   1,662
    Foreign currency translation adjustment                                            (98)                     --
                                                                                  --------                --------
CASH AND CASH EQUIVALENTS, at end of period                                       $  3,375                $ 21,739
                                                                                  ========                ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              LAI WORLDWIDE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



Note 1.  Organization

Effective at the close of business on December 31, 1998, Lamalie Associates, Inc., a Florida corporation ("LAI"), reorganized into a holding company structure (the "Reorganization") in which LAI Worldwide, Inc., a Florida corporation, became the new holding company with its shares of common stock registered under the Securities Exchange Act of 1934 (the "1934 Act") under the Commission file number on the cover of this Quarterly Report. In this and certain other respects, LAI Worldwide, Inc. is the successor to LAI, which became a wholly owned subsidiary of the new holding company in the Reorganization. Prior to the Reorganization, LAI Worldwide, Inc. had been an indirect wholly-owned subsidiary of LAI. Prior to the Reorganization, shares of LAI's common stock were registered under the 1934 Act and LAI was assigned the same Commission file number as is now used by LAI Worldwide, Inc. In the Reorganization, each share of LAI common stock outstanding immediately prior to the Reorganization, together with the preferred stock purchase right associated therewith, was converted into one share of the common stock of LAI Worldwide, Inc., together with one preferred stock purchase right associated therewith. As a result, persons who were LAI stockholders before the Reorganization now hold common stock and preferred stock purchase rights of the LAI Worldwide, Inc. (instead of LAI). For additional information regarding the Reorganization, see the Current Report on Form 8-K and the exhibits thereto filed with the Commission on January 5, 1999.

As used in the Notes to Condensed Consolidated Financial Statements, unless the context otherwise requires, references to the "Company" are intended to refer to LAI and its consolidated subsidiaries with respect to events occurring prior to the effectiveness of the Reorganization and to the new holding company, LAI Worldwide, Inc., and its consolidated subsidiaries with respect to events occurring from and after the effectiveness of the Reorganization.

Note 2.  Condensed Consolidated Financial Statements

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of November 30, 1998, and February 28, 1998, and the results of operations for the three- and nine-month periods ended November 30, 1998 and 1997 and cash flows for the nine-month periods ended November 30, 1998 and 1997.

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

Note 3.  Short-term Investments

As of November 30, 1998, short-term investments consists of investments in commercial paper, certificates of deposit, and investments in Federal Home Loan Bank discount notes. These securities are classified as available-for-sale, and accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All securities mature within fiscal 1999 with the latest maturity date being February 1, 1999. Unrealized holding gains/losses are immaterial as of November 30, 1998, and there have been no sales or transfers of securities during the current year.

Note 4.  Net Income Per Common and Common Equivalent Share

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

                                            Three Months Ended                                Three Months Ended
                                             November 30, 1998                                November 30, 1997
                                ----------------------------------------------   --------------------------------------------
                                   Income           Shares         Per-Share       Income            Shares         Per-Share
                                (Numerator)     (Denominator)       Amount       (Numerator)     (Denominator)        Amount
                                                                  (dollars in thousands)
 BASIC EPS
 Income available to common
    stockholders                   $ 11            8,016             $  --         $ 1,056           5,348            $  .20
 EFFECT OF DILUTIVE SECURITIES
 Options                             --               22                                --             211
 Convertible promissory note         12               56                                --              --
                                   ----            -----                           -------           -----
 DILUTED EPS
 Income available to common
    stockholders + assumed
    conversions                    $ 23            8,094             $  --         $ 1,056           5,559            $  .19
                                   ====            =====             =====         =======           =====            ======


                                             Nine Months Ended                                Nine Months Ended
                                             November 30, 1998                                November 30, 1997
                                ----------------------------------------------   --------------------------------------------
                                   Income           Shares         Per-Share       Income            Shares         Per-Share
                                (Numerator)     (Denominator)       Amount       (Numerator)     (Denominator)        Amount
                                                                    (dollars in thousands)
 BASIC EPS
 Income available to common
    stockholders                  $ 2,380          7,116            $  .33        $ 2,774            4,310            $  .64
 EFFECT OF DILUTIVE SECURITIES
 Options                               --            216                               --              113
 Convertible promissory note           35             57                               --               --
                                  -------          -----                          -------            -----

 DILUTED EPS
 Income available to common
    stockholders + assumed
    conversions                   $ 2,415          7,389            $  .33        $ 2,774            4,423            $  .63
                                  =======          =====            ======        =======            =====            ======



All share and per share information in these condensed consolidated financial statements has been adjusted to give effect to the 1,000 for one common stock split and par value restatement which became effective June 3, 1997, in connection with the reincorporation of the Company in Florida.

Note 5.  Newly Issued Accounting Standards

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

                                                                           Three Months Ended                 Nine Months Ended
                                                                              November 30,                       November 30,
                                                                        ------------------------           -----------------------
                                                                         1998             1997              1998            1997
                                                                        -----            -------           -------         -------
                                                                                              (in thousands)
Net income                                                              $   11           $ 1,056           $ 2,380         $ 2,774
Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustment                              (73)               --               (98)             --
                                                                        ------           -------           -------         -------

Comprehensive income                                                    $  (62)          $ 1,056           $ 2,282         $ 2,774
                                                                        ======           =======           =======         =======

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way companies report information about operating segments including the related disclosures about the different economic environments in which it operates. The Company has elected to adopt SFAS 131 during the period ended November 30, 1998. See Note 6 where the Company discloses information about its operating segments.

Note 6.  Segment Reporting

The Company is divided into two operating segments, domestic and international. Domestic operations are conducted from 17 offices located throughout the United States. International operations are focused primarily in Europe and Asia. Both segments provide consulting services aimed specifically at solving their clients' leadership needs by identifying, evaluating, and recommending qualified candidates for senior executive positions primarily at Fortune 500 and large private companies exclusively on a retained basis.

The Company evaluates each segment's performance based on its operating profit or loss. Information concerning the operations in these reportable segments is as follows:

                                                                          Three Months Ended                Nine Months Ended
                                                                             November 30,                      November 30,
                                                                       -------------------------        ------------------------
                                                                          1998            1997             1998           1997
                                                                       -------------------------        ------------------------
                                                                                             (in thousands)
Fee revenue, net:
     Domestic                                                          $  22,148         $15,349        $ 68,139         $45,847
     International                                                         1,163              --           2,845              --
                                                                       ---------         -------        --------         -------
     Consolidated                                                      $  23,311         $15,349        $ 70,984         $45,847
                                                                       =========         =======        ========         =======
Compensation and benefits:
     Domestic                                                          $  14,615         $11,651        $ 46,377         $35,152
     International                                                         2,789              --           4,774              --
                                                                       ---------         -------        --------         -------
     Consolidated                                                      $  17,404         $11,651        $ 51,151         $35,152
                                                                       =========         =======        ========         =======
General and administrative:
     Domestic                                                          $   3,010         $ 1,997        $ 10,440         $ 5,872
     International                                                         1,935              --           3,480              --
                                                                       ---------         -------        --------         -------
     Consolidated                                                      $   4,945         $ 1,997        $ 13,920         $ 5,872
                                                                       =========         =======        ========         =======
Operating income/(loss):
     Domestic                                                          $   4,340         $ 1,701        $ 10,738         $ 4,823
     International                                                        (3,560)             --          (5,407)             --
                                                                       ---------         -------        --------         -------
     Consolidated                                                      $     780         $ 1,701        $  5,331         $ 4,823
                                                                       =========         =======        ========         =======

                                                                      November 30,                    February 28,
                                                                      ------------                    ------------
                                                                          1998                            1998
                                                                      ------------                    ------------
Total assets:
     Domestic                                                          $ 107,827                        $ 88,916
     International                                                         7,697                              --
                                                                       ---------                        --------
     Consolidated                                                      $ 115,524                        $ 88,916
                                                                       =========                        ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Effective at the close of business on December 31, 1998, Lamalie Associates, Inc., a Florida corporation ("LAI"), reorganized into a holding company structure and began doing business under the name of the new holding company, LAI Worldwide, Inc. The reorganization is intended to provide greater flexibility for international and domestic expansion, broaden the alternatives available for future financing and generally provide for greater administrative and operational flexibility. In certain respects, the new holding company is the successor to LAI, which became a wholly owned subsidiary of the new holding company in the reorganization. In the reorganization, each share of LAI common stock outstanding immediately prior to the reorganization was converted into one share of the new holding company's common stock. As a result, persons who were LAI stockholders before the reorganization now hold common stock of LAI Worldwide, Inc. (instead of LAI). Prior to the reorganization, LAI's common stock traded on the Nasdaq Stock Market under the ticker symbol "LAIX." After the reorganization, the new holding company's common stock continues to trade on the Nasdaq Stock Market under the same ticker symbol "LAIX." As used herein, unless the context otherwise requires, references to the "Company" are intended to refer to LAI and its consolidated subsidiaries with respect to events occurring prior to the effectiveness of the reorganization, and to the new holding Company, LAI Worldwide, Inc., and its consolidated subsidiaries with respect to events occurring from and after the effectiveness of the reorganization. See "Note 1 to Notes to Condensed Consolidated Financial Statements."


FISCAL 1999 COMPARED TO FISCAL 1998

Fee revenue. The Company's fee revenue increased 51.9% and 54.8%, respectively, to $23.3 million and $71.0 million for the three- and nine-month periods ended November 30, 1998, compared to $15.3 million and $ 45.8 million for the same periods in fiscal 1998.

The Company's domestic revenue increased 44.3% and 48.6%, respectively, for the three- and nine-month periods ended November 30, 1998. This increase is attributable to an increase in the number of consultants. As of November 30, 1998, the Company employed 114 consultants domestically, a net increase of 43 since November 30, 1997. The increase was primarily attributable to the hiring of 35 consultants in connection with two acquisitions during the fourth quarter of fiscal 1998. The average revenue per consultant employed for a full year decreased 14.1%, to $652,000 for the nine-month period ended November 30, 1998, compared to $759,000 for the same period in fiscal 1998. This decrease resulted from consultants added through acquisitions of companies that had historically lower consultant productivity. The average first-year cash compensation of positions for which the Company conducted searches decreased 11.6% to $208,000 for the nine-month period ended November 30, 1998, compared to $233,000 for the same period in fiscal 1998, also attributable primarily to acquisitions.

International revenues accounted for 5.0% and 4.0% of total Company revenue for the three- and nine-month periods ended November 30, 1998. International operations commenced in May 1998, with the opening of the London, England office. As of November 30, 1998, there were 16 consultants employed internationally.

Compensation and benefits. Compensation and benefits increased 49.4% and 45.5%, respectively, to $17.4 and $51.2 million for the three- and nine-month periods ended November 30, 1998, compared to $11.7 million and $35.2 million for the same periods in fiscal 1998. As a percentage of fee revenue, compensation and benefits decreased to 74.7% and 72.1%, respectively, for the three- and nine-month periods ended November 30, 1998, compared to 75.9% and 76.7%, respectively, for the same periods in fiscal 1998.

Domestic compensation and benefits increased 25.4% and 31.9%, respectively, for the three- and nine-month periods ended November 30, 1998. As a percentage of domestic fee revenue, domestic compensation and benefits decreased to 66.0% and 68.1%, respectively, compared to 75.9% and 76.7% for the same periods in fiscal 1998. This decrease was due to lower discretionary compensation accruals and revisions to the consultant compensation plan.

International compensation and benefits accounted for 16.0% and 9.3% of total Company compensation and benefits expense for the three- and nine-month periods ended November 30, 1998. In order to attract qualified executive search consultants, and consistent with industry practice, the Company generally provides for new consultants to be paid under a compensation system with much higher fixed salaries for a specified transitional period. After the end of the transitional period, consultants are generally paid based on a formula applied to their productivity. The higher fixed salaries resulted in compensation and benefits as a percentage of revenue for international operations being higher than the Company typically experiences domestically.

General and administrative expenses. General and administrative expenses increased approximately $2.9 million and $8.0 million, respectively, to $4.9 and $13.9 million for the three- and nine-month periods ended November 30, 1998, compared to $2.0 and $5.9 million for the same periods in fiscal 1998. As a percentage of fee revenue, general and administrative expenses increased to 21.2% and 19.6% for the three- and nine-month periods ended November 30, 1998, compared to 13.0% and 12.8% for the same period in fiscal 1998.

Domestic general and administrative expenses increased $1.0 million and $4.6 million or 50.7% and 77.8%, respectively, for the three- and nine-month periods ended November 30, 1998. As a percentage of domestic fee revenue, domestic general and administrative expenses increased to 13.6% and 15.3%, respectively, compared to 13.0% and 12.8% for these same periods in fiscal 1998. These increases were primarily due to travel and meeting expenses related to conferences designed to focus marketing efforts within practice group areas, provide post-acquisition cultural integration, and train new consultants. These expenses were higher than the Company has typically experienced due to the significant number of new employees hired in connection with acquisitions in the fourth quarter of fiscal 1998. The Company also incurred higher occupancy, consulting, legal and accounting expenses.

International general and administrative expenses accounted for 39.1% and 25.0% of total Company general and administrative expenses for the three- and nine-month periods ended November 30, 1998. General and administrative expenses as a percentage of revenues was substantially higher than initially anticipated for international operations due to revenues being generated at levels less than originally planned.

Goodwill amortization. Goodwill amortization was $182,000 and $582,000, respectively, for the three- and nine-month periods ended November 30, 1998, compared to no amortization for the same periods in fiscal 1998. This change was a result of goodwill acquired in connection with two acquisitions during the fourth quarter of fiscal 1998.

Operating income. Operating income decreased 54.1% to $780,000 for the three-month period ended November 30, 1998, compared to $1.7 million for the same period in fiscal 1998. This decrease was primarily due to operating losses experienced in the Company's international operations. Total operating income increased 10.5% to $5.3 million for the nine-month period ended November 30, 1998, compared to $4.8 million for the same period in fiscal 1998. This change was primarily due to domestic revenue growth as the result of two acquisitions during the fourth quarter of fiscal 1998. The decrease in compensation and benefits as a percentage of fee revenue which was partially offset by an increase in general and administrative expenses as a percentage of fee revenue also contributed to the increase.

Other income, net. Other income, net increased $17,000 and $313,000, respectively, to $170,000 and $358,000 for the three- and nine-month periods ended November 30, 1998, compared to $153,000 and $45,000 for the same periods in fiscal 1998. These changes were a result of earnings associated with investment of the net proceeds from the secondary public offering in June 1998, which was partially offset by foreign currency transaction losses.

Provision for income taxes. The effective income tax rate for the nine-month period ended November 30, 1998, of 58.2% varied from the statutory rates of 35% and 31% for domestic and international operations, respectively. A significant portion of the difference between the statutory rate and the effective rates was due to the losses from international operations which are carried on through a foreign subsidiary corporation. The remainder of the difference was a result of state and local income tax effects and the non-deductibility of certain expenses, including goodwill amortization, premiums on key person life insurance policies, and a portion of meals and entertainment.


LIQUIDITY AND CAPITAL RESOURCES

On June 9, 1998, the Company completed a secondary public offering covering 3.2 million shares of its common stock (including an exercised over-allotment), approximately 2.3 million of which were offered by the Company, with the balance being offered by certain stockholders of the Company. Net proceeds to the Company from the offering were approximately $41.4 million.

The Company has used and expects to continue to use the net proceeds of the offering to support its international expansion, to pursue strategic domestic and international acquisitions, to support continued enhancements to the Company's technology-based infrastructure and for general corporate purposes.

The Company relies primarily upon cash flows from operations and available borrowings under its credit facilities to finance its operations. During the nine-month period ended November 30, 1998, cash used in operations was approximately $12.9 million. A significant portion of the Company's compensation expense for fiscal 1998 was accrued and paid shortly after the end of the Company's fiscal year. This resulted in significant cash outflows during the Company's first quarter. In addition, the Company experienced significant cash outflows during the second and third quarters of fiscal 1999 to provide the working capital for the start-up of the London office. To provide additional liquidity, the Company has obtained a line of credit from a bank to provide credit facilities of approximately $25 million. Borrowings under these facilities will accrue interest at various rates based on either a LIBOR index or the bank's prime lending rate, as determined at the Company's option. No borrowings on the line of credit were outstanding at November 30, 1998 or 1997.

Capital expenditures totaled approximately $5.6 million for the nine-month period ended November 30, 1998, including $2.4 million related to the London office. These expenditures consisted primarily of upgrades to information systems, purchases of office furniture and equipment and leasehold improvements. Additionally, investments in life insurance policies intended to fund the Company's deferred compensation liabilities were approximately $1.4 million.

The Company believes that funds from operations, its expanded credit facilities, and the net proceeds from its 1998 secondary public offering will be sufficient to meet its anticipated working capital, capital expenditure, and general corporate requirements for the foreseeable future.


YEAR 2000 COMPLIANCE

The Company has completed its assessment of its internal systems and believes that the cost to ensure all internal systems are Year 2000 compliant and to make necessary enhancements will not be material. The Company is currently assessing Year 2000 issues related to its third-party vendors' states of Year 2000 readiness and the potential impact, if any, of any lack of readiness on the Company's operations. This analysis is expected to be complete by the end of fiscal 1999. Based on its preliminary assessment, the Company does not expect to be materially affected by any non-compliant third-party vendors. Nevertheless, the Company intends to identify alternate vendors during its assessment. The Company believes that costs associated with Year 2000 compliance will not have a material impact on the Company's financial statements.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements that are based on the current beliefs and expectations of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. Such statements include those regarding general economic and executive search industry trends and the Company's ability to successfully execute its operational and growth strategies.

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

                          PART II - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              a.  Exhibits

   Exhibit
   Number           Description
   ------           -----------
    2.1  (4)        - Agreement and Plan of Merger dated February 27, 1998, by and among Lamalie Associates, Inc.,
                        LAI Mergersub, Inc. and Ward Howell International, Inc.

    2.2  (4)        - Asset Purchase Agreement dated December 29, 1997, by and among Lamalie Associates, Inc.,
                        Chartwell Partners International, Inc. and David DeWilde

    2.3  (6)        - Agreement and Plan of Merger dated December 23, 1998, by and among Lamalie Associates, Inc.,
                      Registrant and LAI MergerSub, Inc.

    3.1  (6)        - Articles of Incorporation of the Registrant as now in effect

    3.2  (6)        - Bylaws of the Registrant as now in effect

    4.1  (6)        - Form of Common Stock Certificate

    4.2  (6)        - Stockholder Rights Agreement dated December 30, 1998, between Registrant and ChaseMellon
                        Shareholder Services, L.L.C.

   10.1  (6)        - 1997 Omnibus Stock and Incentive Plan as now in effect

   10.2  (6)        - Non-Employee Directors' Stock Option Plan as now in effect

   10.3  (6)        - Profit Sharing and Savings Plan as now in effect

   10.4  (6)        - 1997 Employee Stock Purchase Plan as now in effect

   10.5  (1)        - Form of Agreement for Deferred Compensation Plan

   10.6  (1)        - Managing Partners' Compensation Plan

   10.7  (1)        - Partners' Compensation Plan

   10.8  (1)        - Employment Agreement for Mr. Gow

   Exhibit
   Number           Description
   ------           -----------
   10.9  (6)        - 1998 Omnibus Stock and Incentive Plan as now in effect

   10.10 (1)        - Employment Agreement for Mr. Rothschild +

   10.11 (2)        - Form of Indemnification Agreement entered into with Messrs. Philip R.
                        Albright, Michael Brenner, Arthur J. Davidson, Mark P. Elliott, David W. Gallagher, Joe D.
                        Goodwin, Roderick C. Gow, Ray J. Groves, Harold E. Johnson, John F. Johnson, Robert L.
                        Pearson, Richard W. Pogue, John C. Pope, John S. Rothschild, Thomas M. Watkins III,
                        Jack P. Wissman

   10.12 (6)        - Directors' Deferral Plan as now in effect

   10.13 (3)        - Employment Agreement with Robert L. Pearson dated October 8, 1997

   10.14 (4)        - Form of Employment Agreement for Former Ward Howell International, Inc. Shareholders

   10.15 (5)        - Employment Agreement with Patrick J. McDonnell dated September 15, 1998

   10.16            - Letter Agreement with Philip R. Albright dated November 9, 1998

   10.17            - Credit Agreement with NationsBank, including amendment thereto

   27               - Financial Data Schedule (for SEC use only)

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

(5) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1998, filed on October 14, 1998.

(6) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's current Report on Form 8-K filed January 5, 1999.

 + Confidential treatment has been granted with respect to portions of this Exhibit.

                              LAI WORLDWIDE, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's principal financial officer, thereunto duly authorized.



January 11, 1999                          LAI WORLDWIDE, INC.
                                          (Registrant)



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