Form 10-K
period 1999-02-28
LAI WORLDWIDE INC
filed 1999-05-27
CIK 1038315

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ---------
                                   FORM 10-K

    (MARK ONE)
    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999
                                                        OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 0-22645

                              LAI WORLDWIDE, INC.
            (Exact name of Registrant as specified in its charter)

                      FLORIDA                          59-3547281
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

         Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share, Preferred Stock Purchase Rights

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 K. [ ]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on May 24, 1999,(7,361,053 shares, assuming solely for these purposes that all directors, executive officers and 10% or greater stockholders are affiliates), based on the closing price of the Common Stock on the Nasdaq National Market as of such date, was approximately $43,246,186.

The number of shares of the Registrant's Common Stock outstanding as of May 24, 1999, was approximately 8,016,571.
===============================================================================

                               TABLE OF CONTENTS


PART I.
Item 1.             Business                                                                       3
Item 2.             Properties                                                                     9
Item 3.             Legal Proceedings                                                              9
Item 4.             Submission of Matters to a Vote of Security Holders                            9

PART II.
Item 5.             Market for the Registrant's Common Equity and Related                          9
                    Stockholder Matters
Item 6.             Selected Consolidated Financial Data                                          10
Item 7.             Management's Discussion and Analysis of Financial Condition                   11
                    and Results of Operations
Item 7A.            Quantitative and Qualitative Disclosures about Market Risk                    19
Item 8.             Financial Statements and Supplementary Data                                   19
Item 9.             Changes in and Disagreements on Accountants on Accounting                     19
                    and Financial Disclosure

PART III.
Item 10.            Directors and Executive Officers of the Registrant                            20
Item 11.            Executive Compensation                                                        24
Item 12.            Security Ownership of Certain Beneficial Owners and                           31
                    Management
Item 13.            Certain Relationships and Related Transactions                                33

PART IV.
Item 14.            Exhibits, Financial Statement Schedules, and Reports on Form                  34
                    8-K
Signatures                                                                                        58
Financial Statement Schedules                                                                     61

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         LAI Worldwide, Inc. ("LAI") provides executive search consulting services aimed specifically at solving its clients' leadership needs by identifying, evaluating and recommending qualified candidates for senior level positions. LAI principally serves Fortune 500 and large private companies. LAI provides executive search services exclusively on a retained basis, and charges a fee typically equal to one-third of the first year cash compensation for the position being filled.

         LAI has developed a knowledge-based search practice organized around five industry groups and one functional group. The industry groups execute searches for clients in the following business sectors: consumer products and services; financial services; health care and pharmaceuticals; industrial; and technology. The functional group executes searches for specific functional positions, including board of directors, human resources and legal. These practice groups enable LAI's consultants to better understand each client's business strategy and industry and position LAI as a consulting partner to its clients.

MERGER AGREEMENT WITH TMP WORLDWIDE, INC.

         Effective as of March 11, 1999, LAI entered into an Agreement and Plan of Merger (the "Merger Agreement") with TMP Worldwide Inc. ("TMP"), pursuant to which TMP is to acquire LAI in a pooling of interests transaction.

         Under the terms of the Merger Agreement, each share of LAI stock will be exchanged for 0.1321 shares of TMP common stock, assuming that the TMP average share price for the 20 days ending on the 2nd day prior to closing is between $42.00 and $64.00 per share. Should the 20-day average share price of TMP stock fall below $42.00 per share, unless TMP elects to terminate the acquisition, the exchange ratio will be adjusted to that obtained by dividing $5.55 by TMP's 20-day average stock price measured prior to closing. Should TMP's 20-day average share price exceed $64.00 per share, the exchange ratio will be adjusted to that obtained by dividing $8.45 by TMP's 20-day average stock price measured prior to closing, but not below that which would provide LAI shareholders with a fraction of a TMP share equal to $5.55. Based on the exchange ratio of 0.1321, TMP expects to issue approximately 1.2 million shares, including the effect of options. The Merger Agreement is subject to customary closing conditions, including approval by LAI's stockholders.

REORGANIZATION

         Effective at the close of business on December 31, 1998, Lamalie Associates, Inc., a Florida corporation ("Lamalie"), reorganized into a holding company structure and began doing business under the name of the new holding company, LAI Worldwide, Inc. The reorganization was intended to provide greater flexibility for international and domestic expansion, broaden the alternatives available for future financing and generally provide for greater administrative and operational flexibility. In certain respects, the new holding company is the successor to Lamalie, which became a wholly owned subsidiary of the new holding company in the reorganization. In the reorganization, each share of Lamalie common stock outstanding immediately prior to the reorganization was converted into one share of the new holding company's common stock. As a result, persons who were Lamalie stockholders before the reorganization now hold common stock of LAI Worldwide, Inc. Prior to the reorganization, Lamalie's common stock traded on the Nasdaq Stock Market under the ticker symbol "LAIX." After the reorganization, the new holding company's common stock continues to trade on the Nasdaq Stock Market under the same ticker symbol "LAIX." As used herein, unless the context otherwise requires, references to "LAI" are intended to refer to Lamalie and its consolidated subsidiaries with respect to events occurring prior to the effectiveness of the reorganization, and to the new holding company, LAI Worldwide, Inc., and its consolidated subsidiaries with respect to events occurring from and after the effectiveness of the reorganization.

EXECUTIVE SEARCH INDUSTRY OVERVIEW

         Executive search is generally separated into two broad fee-based categories: retained search firms and contingency search firms. Retained search firms fulfill their clients' senior leadership needs by identifying, evaluating, assessing and recommending qualified candidates for senior level positions, typically with annual cash compensation of $100,000 and above. Contingency search firms, on the other hand, focus primarily on mid-level positions with annual cash compensation of less than $150,000. Both types of firms normally are paid a fee for their services equal to approximately one-third of the guaranteed first year cash compensation for the position being filled.

         Retained search firms currently serve the majority of the Fortune 500 companies as well as numerous other organizations, including government agencies, professional organizations and fast-growing entrepreneurial companies. Retained search firms are compensated for an assignment whether or not they are successful in placing a recommended candidate. Contingency search firms also serve large corporations; however, their primary focus is on small and medium sized companies. Unlike retained search firms, contingency search firms are not compensated for an assignment unless they successfully complete a search and place a recommended candidate.

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

BUSINESS STRATEGY

         LAI's objective is to be a leader in providing comprehensive consulting services aimed specifically at solving its clients' senior leadership needs. The key elements of LAI's business strategy include:

         Attract, Motivate and Retain High Quality Search Consultants. LAI seeks to attract, motivate and retain highly productive executive search consultants. LAI's compensation system is primarily based on consultant performance, which is measured by the amount of fee revenue each consultant generates.

         Build on Knowledge-Based Practice Groups. LAI believes a thorough understanding of both its clients and the industries in which they operate are among the most significant factors in obtaining and completing search assignments. Accordingly, LAI has developed a knowledge-based search practice organized around five industry groups and one functional group. The industry groups execute searches for clients in the following business sectors: (1) consumer products and services; (2) financial services; (3) healthcare and pharmaceuticals; (4) industrial; and (5) technology. The functional group executes searches for specific functional positions, including board of directors, human resources and legal. Each practice group is coordinated under the direction of a Practice Group Leader who establishes the marketing and search strategies for that practice group.

         Build Long-Term, Consultative Relationships. LAI strives to develop long-term relationships by becoming a consulting partner with its clients. To position itself as a consulting partner, LAI works closely with clients to gain an in-depth understanding of their unique organizational structure, history, operations, culture, strategic objectives and leadership needs. In addition, LAI's focus on knowledge-based practice groups enables its consultants to provide more specialized and efficient service to LAI's clients.

         Capitalize on Research and Technology. LAI believes that its industrial specialization and technological capabilities enable it to perform comprehensive research and, ultimately, deliver high quality search results to its clients.

SERVICES

         Executive Search Services. LAI provides executive search services exclusively on a retained basis principally for Fortune 500 and large private companies. LAI typically is retained to identify candidates to fill its clients' senior leadership positions, which range from brand managers and controllers to chief operating and chief executive officers. The average first year cash compensation of positions for which LAI conducted searches in fiscal 1999 was approximately $210,000.

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

         In providing high quality executive search services, LAI uses a team-oriented approach rather than relying on the reputation of a few key consultants. Each of LAI's consultants is expected to develop and maintain an expertise in one or two industries and build long-term relationships with a limited number of clients. To maintain a high level of quality on a consistent basis, consultants employ LAI's standard executive search process for each new search assignment, regardless of how similar the parameters of the new search may be to other search assignments previously conducted by LAI. At the start of each search assignment, LAI and its client jointly develop detailed candidate and job specifications and establish a search strategy that targets specific industries and companies that are expected to produce the most appropriate candidates. LAI's consultants and research staff then contact potential candidates, distribute job specifications and client promotional materials, conduct extensive telephone and personal interviews, and check references of those candidates who appear most qualified for the position. Because most candidates are successfully employed and not seeking to change jobs, initial contact must be conducted discreetly.

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

         Selection Services. In early fiscal 2000, LAI launched a new service offering, known as "selection services," to complement its core executive search practice. Termed LAIcompass.com ("Compass"), this business focuses on searches for mid-level executives with cash compensation in the $70,000 to $140,000 range, and specializes in completing multiple positions under a single search engagement.

         LAI's approach to selection services is similar to its other executive searches, in that search consultants profile the needs of each client and develop job specifications and desired candidate attributes. Compass utilizes several methods to identify candidates, including print and Internet advertising, research, data mining and LAI's extensive professional network. To expand and manage selection services more efficiently, Compass utilizes an Internet based registration site allowing candidates to provide relevant biographical and employment histories and complete an assessment profile that is considered against the predetermined job profiles. This process, coupled with follow-up interviews conducted by Compass consultants, optimizes the resulting "fit" with a prospective employer. With the exception of the personal interview, the entire process is intended to be conducted on-line, allowing for maximum efficiency in completing assignments regardless of the number of positions the employer desires to fill. Compass is a particularly effective recruiting solution for companies launching new service offerings, expanding existing operations, or for start-up companies needing to get their sales force and other critical resources in place quickly.

         Compass's fee for selection services is based on a percentage of the first year cash compensation for each position filled, in addition to the overall volume and complexity of the positions being filled. Compass's lower cost structure and overall efficiencies gained through technology allow for a profit margin consistent with LAI despite the lower salary level positions which are being filled. In addition, selection services allow LAI's consultants to address a much broader range of human resource needs for both new and existing clients. To date, revenues from selection services has not been significant.

         In May 1999, LAI entered into a four-year co-operative advertising arrangement with TMP, a leading provider of Internet based recruitment solutions including Monster.com. The arrangement is documented in two letter agreements providing for (1) a direct link from the Monster.com home page to LAIcompass.com, (2) TMP's appointment of LAIcompass.com as the exclusive provider of TMP's online candidate assessment activities for mid-level managerial positions, (3) LAI's listing on Monster.com of LAI's search assignments for mid-level positions paying annual base salaries between $70,000 and $140,000 and (4) LAI providing for $10 million in television and print advertising in May and June 1999 to promote its relationship with Monster.com and the availability of the link to LAIcompass.com at Monster.com. After an initial five-month period, either party may terminate the arrangement. If the arrangement is terminated, TMP is required to reimburse LAI for substantially all of the advertising expenses incurred under the terms of the agreement. TMP's obligations are secured by an irrevocable standby letter of credit.

MARKETING AND CLIENTS

         Knowledge-Based Practice Groups. LAI has developed a knowledge-based search practice organized around five industry groups and one functional group. The industry groups execute searches for clients in the following business sectors: consumer products and services; financial services; health care and pharmaceuticals; industrial; and technology. The functional group executes searches for specific functional positions, including board of directors, human resources and legal. Each practice group is coordinated by a Practice Group Leader who is responsible for developing new business and maintaining a high standard of service in that practice group. To achieve these objectives, each Practice Group Leader (i) establishes the marketing and search strategies for the particular practice group, (ii) identifies focused accounts and targets clients within that practice group's business sector and (iii) facilitates and assists the marketing activities of other consultants in the practice group. Each Practice Group Leader has substantial industry expertise, frequently having held one or more executive positions in the group's business sector prior to becoming a search consultant. Additionally, LAI's Practice Group Leaders have an average of approximately 14 years of experience in the executive search industry.

         LAI's practice groups enable its consultants to better understand each client's business strategy and industry and position LAI as a consulting partner to its clients. LAI emphasizes long-term relationships with clients, rather than one-time projects or assignments. Each of LAI's 30 largest clients, based on LAI's fiscal 1999 fee revenue, had been a client for an average of approximately nine years as of February 28, 1999. In addition, approximately 60% of LAI's fiscal 1999 fee revenue was attributable to companies for which LAI conducted one or more searches during the prior two fiscal years.

         Offices. To complement its knowledge-based practice groups, LAI has established offices in cities that are key business centers for one or more of LAI's practice groups. Each major office is run by a Managing Partner who has complete fiscal responsibility for that office. The Managing Partner's principal responsibilities include overseeing day-to-day operational and administrative matters at the local office level, providing assistance to consultants in that office, assuring quality control in business development and search execution, and hiring and supervising office personnel. While compensation for other consultants is based primarily on individual performance, Managing Partners are generally paid a base salary plus bonus which is based on the profitability of their respective local office, as well as on their ability to successfully recruit highly qualified consultants to LAI. Since consultants have greater opportunities to develop relationships with clients and prospective clients in close geographic proximity, they normally focus on, but do not limit their efforts to, clients in the region served by their particular office. Over time, consultants seek to establish deep roots in the community and develop strong links with local business, government and cultural leaders.

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

RESEARCH AND TECHNOLOGY

         LAI believes that its industry specialization and technological capabilities enable it to perform comprehensive research and, ultimately, deliver high quality search results to its clients. Search consultants must understand a client's industry, competitors and business strategies and be able to readily identify the universe of most qualified executive candidates. LAI's 133 associates, researchers and IT professionals support LAI's consultants by, among other things, gathering and analyzing information obtained from numerous electronic databases, trade journals and directories, the Internet and other sources. LAI also maintains a proprietary database containing professional information on more than 100,000 executive candidates. Consultants can query this database on a variety of attributes, including demographic information, work experience, compensation and personal interview results. LAI's wide area computer network provides remote document sharing and data search capabilities, groupware features and real-time updates on ongoing search engagements. LAI is committed to continually upgrading its proprietary database and other information sources to enable LAI's consultants to retrieve relevant information quickly and efficiently.

         In the search process, the principal function of LAI's research department is to support consultants by gathering and analyzing information on the industries and companies expected to produce the most qualified candidates. LAI's research professionals also support LAI's business development activities by providing target lists, data on past LAI searches and information on companies and executives in target industries. LAI's researchers typically have had professional research or library training and experience prior to joining LAI, and many have undergraduate and graduate degrees in such fields as library science. LAI's research staff is organized by practice group, with most researchers specializing in one or two specific industries. LAI believes its focused approach facilitates the development of specialized expertise, promotes a consistent culture and cooperation across the firm and standardizes communication and training.

PROFESSIONAL STAFF AND EMPLOYEES

         At February 28, 1999, LAI had 408 full time employees, of which 119 were executive search consultants, 133 were associates, researchers or IT professionals and 156 were administrative and support staff. LAI has never been a party to any collective bargaining agreement and considers relations with its employees to be good.

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

COMPETITION

         The executive search industry is highly competitive. It is estimated that there are more than 4,000 executive search firms worldwide. There are relatively few barriers to entry and new competitors frequently enter the market. While LAI faces competition to some degree from all firms in the industry, LAI believes its most direct competition comes from other large firms in the industry. To a lesser extent, LAI also faces competition from smaller boutique or specialty firms that may compete in certain regional or functional markets and from in-house human resource departments of clients and prospective clients. Some of LAI's competitors possess greater resources and name recognition than LAI. Each firm with which LAI competes is also a competitor in seeking to attract the most productive search consultants. In LAI's experience, the executive search business is more quality-sensitive than price-sensitive. As a result, LAI competes on the level of service it offers, reflected by its knowledge-based practice groups and individual client focus, and, ultimately, the quality of its search results.

ITEM 2.  PROPERTIES

         LAI leases all of its office locations. As of February 28, 1999, LAI leased an aggregate of approximately 193,000 square feet of office space under leases calling for future minimum lease payments, net of sublease income, of approximately $41.9 million and with remaining terms up to 15 years (exclusive of renewal options exercisable by LAI). LAI believes that its facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time LAI has been involved in litigation incidental to its business. LAI currently is not a party to any litigation the adverse resolution of which, in management's opinion, would be likely to have a material adverse effect on LAI's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         LAI's Common Stock is traded on The Nasdaq Stock Market under the symbol "LAIX."

         The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the Common Stock, as reported on The Nasdaq Stock Market since trading began on July 2, 1997, in connection with LAI's initial public offering, at $12.00 per share, under the symbol LAIX.

                                                HIGH          LOW
                                               -------       -------
FISCAL YEAR 1998:
Second Quarter (from July 2, 1997)             $21.250       $15.875
Third Quarter                                   22.875        17.750
Fourth Quarter                                  21.250        16.375

FISCAL YEAR 1999:
First Quarter                                  $23.250       $18.750
Second Quarter                                  19.813         5.938
Third Quarter                                    8.938         4.875
Fourth Quarter                                   8.188         5.719

FISCAL YEAR 2000:
First Quarter (through May 24, 1999)           $ 5.813       $10.00


         On May 24, 1999, the last reported sales price of the Common Stock on the Nasdaq National Market was $5.875 per share. As of May 24, 1999, there were approximately 167 holders of record of the Common Stock and approximately 2,000 beneficial holders of the Common Stock.

         LAI has not paid dividends since the beginning of fiscal 1997 and does not intend to pay any cash dividends for the foreseeable future but instead intends to retain earnings, if any, for the future operation and expansion of LAI's business. Any determination to pay dividends in the future will be at the discretion of LAI's Board of Directors and will be dependent upon LAI's results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors deemed relevant by the Board of Directors. Moreover, LAI's credit facilities prohibit payment of dividends without the consent of the lender.

         During the fiscal year ended February 28, 1998, LAI issued 189,677 and 25,707 shares of its Common Stock, without registration under the Securities Act of 1933 (the "Securities Act"), in connection with the acquisitions of Ward Howell International, Inc. ("WHI") and Chartwell Partners International, Inc. ("CPI"), respectively, to the former stockholders of such companies. LAI believes that all such transactions were exempt from registration pursuant to
Section 4(2) and/or Rule 506 under the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected financial and other data of LAI for fiscal years ended February 1995 through 1999 and as of the last day of each of those fiscal years. The Statement of Operations Data for, and Balance Sheet Data as of the end of, fiscal 1995 through 1999, are derived from the audited Consolidated Financial Statements of LAI. The financial data shown below should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                                  YEAR ENDED FEBRUARY 28 OR 29,
                                                 -------------------------------------------------------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AND OTHER DATA)
                                                   1995        1996         1997         1998           1999
                                                 -------     --------     --------     --------       --------
STATEMENT OF OPERATIONS DATA:
Fee revenue, net                                $ 28,262     $ 35,088     $ 46,437     $ 61,803       $ 86,811
Compensation and benefits                         23,991       30,693       39,928       46,513         66,897
General and administrative expenses                2,333        4,467        6,685        8,663         21,628
Goodwill amortization                                 --           --           --           17            776
Restructuring charges                                 --           --           --           --          3,543
                                                --------     --------     --------     --------       --------
     Operating income (loss)                       1,938          (72)        (176)       6,610         (6,033)
Other income (expense)                                (6)         (40)        (376)         197            248
                                                --------     --------     --------     --------       --------
     Income (loss) before income taxes             1,932         (112)        (552)       6,807         (5,785)
         income taxes
Income tax expense (benefit)                         671           90           15        2,927         (1,547)
                                                --------     --------     --------     --------       --------
     Net income (loss)                          $  1,261     $   (202)    $   (567)    $  3,880       $ (4,238)
                                                ========     ========     =========    ========       ========
Diluted net income (loss) per common and
   common equivalent share                                                             $    0.82      $  (0.58)
                                                                                       =========      ========
Diluted weighed average common and common
   equivalent shares outstanding                                                           4,751         7,346

OTHER DATA:
Number of consultants employed as of
     fiscal year end                                  46          54          62          111          119
Average fee revenue per consultant
     employed during entire fiscal year         $689,000    $706,000    $740,000     $989,000     $782,000
Average cash compensation of
     positions filled (1)                       $180,000    $196,000    $226,000     $226,000     $210,000

                                                                     AS OF FEBRUARY 28 OR 29,
                                                ----------------------------------------------------------
                                                  1995        1996         1997        1998         1999
                                                --------    --------    ---------    --------     --------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit)                       $  1,439    $   (485)   $    617     $ 10,301     $ 41,133
Total assets                                      12,193      18,300      25,561       88,916      103,823
Total long-term debt                                 143          63       2,037        9,125        5,907
Total stockholders' equity                         2,325       2,509       2,627       35,471       73,560

-------------------------
(1) Represents the average first year cash compensation of positions for which LAI conducted searches during the fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following presentation of management's discussion and analysis of LAI's financial condition and results of operations should be read in conjunction with LAI's Consolidated Financial Statements, the Notes thereto and other financial information included herein.

OVERVIEW

         LAI derives substantially all of its revenue from fees for professional services which are billed exclusively on a retained basis. LAI's fees typically equal one-third of the anticipated first year cash compensation for the position being filled. If the actual compensation package for a successfully placed candidate varies from the amount anticipated at the time of the engagement, an appropriate adjustment may be made to LAI's search fee. LAI recognizes fee revenue as clients are billed, generally over a 60 to 90 day period following the acceptance of a search assignment. In addition, clients usually are required to reimburse LAI for out-of-pocket expenses incurred and other service charges related to its search process.

         LAI's fee revenue has grown from $28.2 million in fiscal 1995 to $86.8 million in fiscal 1999, representing a compound annual growth rate of approximately 32%. This growth has been achieved by increasing the number of consultants. In the two fiscal years ended February 28, 1998, the increase was principally the result of hiring new consultants. In fiscal 1999, the increase was principally the result of consultants added in connection with two acquisitions effected in the fourth quarter of fiscal 1998.

         The largest component of LAI's operating expenses consists of compensation and benefits paid to its executive search consultants, executive officers and administrative and support personnel. General and administrative expenses consist of occupancy expense associated with LAI's leased premises, costs associated with LAI's investments in information technology and marketing and other general office expenses.

INTERNATIONAL OPERATIONS

        During the first and second quarters of fiscal 1999, LAI focused its growth strategy on international expansion, opening offices in London, England and Wanchai, Hong Kong. This expansion involved the hiring of 15 executive search consultants and 47 support staff, principally in London. LAI also signed exclusivity and confidentiality letter agreements in December 1998 with Futura Beteiligungs GmbH, the majority owner of Neumann Holding AG, one of Europe's largest executive search and assessment consulting firms. The parties entered into preliminary talks about the possibility of LAI acquiring Futura. These talks were terminated in March 1999 when LAI signed the Merger Agreement with TMP.

         Due to economic conditions and the inherent difficulties in establishing start-up operations, revenues for the London and Hong Kong offices were less than projected, resulting in substantial losses from LAI's international business segment. See Note 10 to the accompanying Consolidated Financial Statements. As a result, in December 1998, LAI decided to significantly reduce the size and scope of its London office. In connection with this downsizing, a restructuring charge of approximately $3.5 million was recorded which included write-downs of abandoned assets, severance benefits payable to international employees whose positions were eliminated, and legal and other costs directly related to the restructuring. See Note 2 to the accompanying Consolidated Financial Statements.

         In March 1999, LAI completed a second review of its international operations and assessed the impact of the actions taken as a result of the decision made in December 1998. LAI determined that projections for revenues from international operations were not being met. Consistent with its previously stated intentions to prevent further operating losses from international operations in fiscal 2000, LAI determined to immediately enact a plan of closure for its two international offices. In accordance with this plan, both the London and Hong Kong offices were closed during the first quarter of fiscal 2000. LAI expects that the office closures will result in further restructuring charges which will be recorded in the first quarter of fiscal 2000.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of fee revenue:

                                                      PERCENTAGE OF FEE REVENUE
                                                 --------------------------------------
                                                             YEAR ENDED
                                                            FEBRUARY 28,
                                                 --------------------------------------
                                                    1997          1998           1999
                                                 ---------      --------       --------

        Fee revenue, net                            100.0%         100.0%         100.0%
        Compensation and benefits                    86.0           75.3           77.1
        General and administrative expenses          14.4           14.0           24.9
        Goodwill amortization                          --             --            0.9
        Restructuring charges                          --             --            4.1
                                                 --------       --------       --------
        Operating income (loss)                      (0.4)          10.7           (7.0)
        Other income (expense)                       (0.8)           0.3            0.3
                                                 --------       --------       --------
        Income (loss) before income taxes            (1.2)          11.0           (6.7)
        Income tax expense (benefit)                   --            4.7           (1.8)
                                                 --------       --------       --------
        Net income (loss)                            (1.2)%          6.3%          (4.9)%
                                                 ========       ========       ========

FISCAL 1999 COMPARED WITH FISCAL 1998

         Fee revenue, net. LAI's fee revenue increased $25.0 million, or 40.5%, to $86.8 million for fiscal 1999 from $61.8 million for fiscal 1998.

         LAI's domestic revenue increased $21.6 million, or 35.0%, to $83.4 million for fiscal 1999 from $61.8 million for fiscal 1998. This increase is attributable to an increase in the number of consultants. During fiscal 1999, LAI employed an average of 116 consultants domestically as compared to an average of 78 consultants during fiscal 1998. This increase was primarily due to the net addition of 34 consultants in connection with the acquisitions of WHI and CPI in the fourth quarter of fiscal 1998.

         As of the end of fiscal 1999, LAI employed a total of 110 consultants domestically. During fiscal 1999, LAI experienced turnover of approximately 17%, which was higher than LAI has typically experienced. LAI is uncertain whether this trend will continue.

         The average revenue per consultant employed for a full year decreased 20.9%, to $782,000, for fiscal 1999 from $989,000 for fiscal 1998. The average first-year cash compensation of positions for which LAI conducted searches decreased 7.1% to $210,000 for fiscal 1999 from $226,000 for fiscal 1998.

         LAI commenced international operations in May 1998, with the opening of its London, England office. For fiscal 1999, international operations accounted for 3.9% of total revenue.

         Compensation and benefits. Compensation and benefits increased $20.4 million, or 43.8%, to $66.9 million for fiscal 1999 from $46.5 million for fiscal 1998. As a percentage of fee revenue, compensation and benefits increased to 77.1% for fiscal 1999 from 75.3% for fiscal 1998.

         Domestic compensation and benefits increased $12.9 million, or 27.7%, to $59.4 million for fiscal 1999 from $46.5 million for fiscal 1998. As a percentage of domestic fee revenue, domestic compensation and benefits decreased to 71.2% for fiscal 1999 from 75.3% for fiscal 1998. This decrease was due to lower discretionary compensation and a decrease in cash compensation paid to consultants in connection with LAI's adoption of a revised compensation plan for consultants effective December 1, 1998.

         International compensation and benefits accounted for 11.2% of total compensation and benefits expense for fiscal 1999. In order to attract qualified executive search consultants, and consistent with industry practice, LAI generally provides for new consultants to be paid under a compensation system with much higher fixed salaries for a specified transitional period. After the end of the transitional period, consultants are generally paid based on a formula applied to their productivity. The higher fixed salaries resulted in compensation and benefits as a percentage of revenue for international operations being higher than LAI typically experiences domestically.

         General and administrative expenses. General and administrative expenses increased $12.9 million to $21.6 million for fiscal 1999 from $8.7 million for fiscal 1998. As a percentage of fee revenue, general and administrative expenses increased to 24.9% for fiscal 1999 from 14.0% for fiscal 1998.

         Domestic general and administrative expenses increased $8.1 million, or 93.6%, to $16.8 million for fiscal 1999 from $8.7 million for fiscal 1998. As a percentage of domestic fee revenue, domestic general and administrative expenses increased to 20.1% for fiscal 1999 from 14.0 % for fiscal 1998. This change was primarily due to increases in the following areas: travel and meeting expenses, legal and consulting fees, occupancy expenses, and IT costs. The increase in travel and meeting expenses related to conferences designed to focus marketing efforts within practice group areas, provide post-acquisition cultural integration, and train new consultants. These expenses were higher than LAI has typically experienced due to the significant number of new employees hired in connection with acquisitions in the fourth quarter of fiscal 1998. Legal and consulting fees increased due to LAI's merger and acquisition activities and the holding company reorganization. See "Business -- Reorganization." Occupancy costs and IT expenses increased primarily as a result of the eight offices and 110 employees added since 1998.

         International general and administrative expenses accounted for 22.5% of total Company general and administrative expenses for fiscal 1999. General and administrative expenses as a percentage of revenues was substantially higher than initially anticipated for international operations due to revenues being generated at levels less than originally planned.

         Goodwill amortization. Goodwill amortization was $776,000 for fiscal 1999 as compared to $17,000 for fiscal 1998. This change was a result of goodwill acquired in connection with two acquisitions during the fourth quarter of fiscal 1998.

         Restructuring charges. Restructuring charges were $3.5 million in fiscal 1999 and relate to the significant reduction of LAI's international operations undertaken during the fourth quarter of fiscal 1999. See Note 2 to the accompanying Consolidated Financial Statements.

         Operating income (loss). LAI experienced an operating loss of $6.0 million in fiscal 1999 as compared to operating income of $6.6 million in fiscal 1998. This decrease was primarily due to operating losses and restructuring charges experienced in connection with LAI's international operations.

         Other income (expense). Other income increased $51,000, or 25.9%, to $248,000 for fiscal 1999 from $197,000 for fiscal 1998. This increase was the result of earnings associated with investment of the net proceeds from the secondary public offering in June 1998. These earnings were partially offset by an increase in interest expense related to notes payable issued in connection with acquisitions completed during the fourth quarter of fiscal 1998 and foreign currency transaction losses associated with LAI's international operations.

         Income tax expense (benefit). The effective income tax rate for fiscal 1999 of 26.7% varied from the statutory rate of 34.0% due to state and foreign income tax effects and the non-deductibility of certain expenses, including goodwill amortization, premiums on key person life insurance policies, and a portion of meals and entertainment. LAI's United Kingdom subsidiary was treated as a branch operation for tax purposes.

FISCAL 1998 COMPARED WITH FISCAL 1997

         Fee revenue, net. Fee revenue increased $15.4 million, or 33.1%, to $61.8 million for fiscal 1998 from $46.4 million for fiscal 1997. The increase in fee revenue was primarily a result of an increase in the number of consultants and an increase in the average fee revenue per consultant. At the end of fiscal 1998, LAI employed a total of 111 consultants, which represents a net increase of 49 consultants since the beginning of fiscal 1998 and reflects the 37 consultants added in connection with the acquisitions of WHI on February 27, 1998 and CPI on January 2, 1998. The average fee revenue per consultant employed for a full year increased 33.6% to $989,000 for fiscal 1998 from $740,000 for fiscal 1997.

         Compensation and benefits. Compensation and benefits increased $6.6 million, or 16.5%, to $46.5 million for fiscal 1998 from $39.9 million for fiscal 1997. The increase was primarily due to compensation and benefits associated with the growth in the number of consultants and the increase in fee revenue per consultant. As a percentage of fee revenue, compensation and benefits decreased to 75.3% for fiscal 1998 from 86.0% for fiscal 1997 primarily due to a decrease in cash compensation paid to consultants in connection with LAI's adoption of a revised compensation plan for consultants effective March 1, 1997. The decrease in compensation and benefits as a percentage of fee revenue also was due to spreading compensation and benefits for LAI's administrative and support staff, which are primarily fixed, over a greater fee revenue base.

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

         Goodwill amortization. Goodwill amortization was $17,000 for fiscal 1998 compared to no amortization for fiscal 1997. This change was the result of goodwill acquired in connection with two acquisitions during the fourth quarter of fiscal 1998.

         Operating income (loss). Operating income was $6.6 million for fiscal 1998, as compared to a loss of $176,000 for fiscal 1997. This change was primarily the result of an increase in fee revenue and decreases in compensation and benefits and general and administrative expenses as a percentage of fee revenue.

         Other income (expense). LAI received net interest income of $197,000 for fiscal 1998, as compared to net interest expense incurred of $376,000 for fiscal 1997. This change was a result of LAI repaying all outstanding indebtedness under its credit facilities with proceeds from the issuance of Common Stock during its initial public offering, as well as investment earnings from the remaining net proceeds.

         Income tax expense (benefit). The effective tax rate for fiscal 1998 of 43.0% varied from the statutory rate of 34.0% due to state income taxes and the non-deductibility of certain expenses, including a portion of meals, entertainment and dues expense and premiums on keyperson life insurance policies.

UNAUDITED QUARTERLY RESULTS

         The following table sets forth certain unaudited quarterly operating information of LAI for fiscal 1998 and fiscal 1999. This information has been prepared on the same basis as the audited Consolidated Financial Statements contained elsewhere in this Report and, in the opinion of management, includes all adjustments, consisting solely of normal and recurring adjustments, necessary for the fair presentation of the information for the periods presented. The financial data shown below should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

                                                                      QUARTER ENDED
                           ---------------------------------------------------------------------------------------------------
                           MAY 31,   AUGUST 31,   NOVEMBER 30,   FEBRUARY 28,  MAY 31,  AUGUST 31,  NOVEMBER 30,  FEBRUARY 28,
                            1997       1997          1997           1998        1998      1998         1998          1999
                            ----       ----          ----           ----        ----      ----         ----          ----

Fee revenue, net           $13,725   $16,773        $15,349       $15,956     $23,494   $24,179       $23,311      $15,827
Operating income (loss)      1,377     1,745          1,701         1,787       2,253     2,298           780      (11,364)
Net income (loss)              702     1,016          1,056         1,106       1,197     1,172            11       (6,618)

LIQUIDITY AND CAPITAL RESOURCES

         LAI relies primarily upon cash flows from operations and available borrowings under its credit facilities to finance its operations. During fiscal 1997, 1998 and 1999, cash flows provided by (used in) operations were $(653,000), $2.9 million and $(15.8) million, respectively. In fiscal 1999, cash used in operations included a decrease in accrued compensation of approximately $12.3 million not anticipated to recur in fiscal 2000. To provide for additional liquidity, LAI maintains credit facilities providing for maximum borrowings of $25.0 million. Borrowings under this facility bear interest at variable rates.

         Capital expenditures totaled approximately $1.8 million, $2.2 million and $6.9 million for fiscal 1997, 1998 and 1999, respectively. These expenditures consisted primarily of purchases of office equipment, upgrades to information systems and leasehold improvements. Investments in whole life insurance policies intended to fund LAI's deferred compensation plan were $1.0 million, $2.1 and $2.0 million in fiscal 1997, 1998 and 1999, respectively.

         Cash provided by financing activities was approximately $38.3 million during fiscal 1999, including $41.4 million from the sale of Common Stock in LAI's secondary offering. Cash provided by financing activities was approximately $23.6 million during fiscal 1998, including $25.4 million from the sale of Common Stock in LAI's initial public offering. During fiscal 1998 LAI issued $8.8 million of subordinated debt in connection with the WHI and CPI acquisitions. Cash provided by financing activities was approximately $2.7 million during fiscal 1997, which included $1.7 million of net borrowings under a term loan and $926,000 in proceeds from sales of Common Stock (net of Common Stock repurchases) to newly hired and promoted consultants as part of LAI's strategy to increase the breadth of stock ownership among its consultants.

         LAI believes that funds from operations, its expanded credit facilities and availability of equity capital will be sufficient to meet its anticipated working capital, capital expenditure, debt repayment and general corporate requirements on both a short-term and long-term basis.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. LAI has implemented SFAS 130 for the year ended February 28, 1999.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way companies report information about operating segments including the related disclosures about the different economic environments in which it operates. LAI has implemented SFAS 131 for the year ended February 28, 1999.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. LAI has implemented SOP 98-1 for the year ended February 28, 1999.

         In June 1998, The FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Management believes the effect of adopting SFAS 133 would not have a material impact on the accompanying consolidated financial statements.

YEAR 2000 COMPLIANCE

         LAI has completed its assessment of its internal systems and believes that the cost to ensure all internal systems are Year 2000 compliant and to make necessary enhancements will not be material. LAI has also completed its assessment of issues related to its third-party vendors' states of Year 2000 readiness and the potential impact, if any, of any lack of readiness on LAI's operations. Based on its assessment, LAI does not expect to be materially affected by any non-compliant third-party vendors. Nevertheless, LAI has identified alternate vendors during its assessment. LAI believes that costs associated with Year 2000 compliance will not have a material impact on LAI's financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         The discussion above and other portions of this document contain some forward-looking statements. Forward-looking statements also may be included in other written and oral statements made or released by the LAI and its representatives. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. They may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning. Forward-looking statements describe our expectations today of what we believe is most likely to occur or reasonably achievable in the future, but they do not predict or assure any future occurrence and may turn out to be wrong. In particular, forward looking statements in this document include those regarding LAI's business strategy and its growth and expansion plans and strategies. Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions LAI might make. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. LAI does not undertake any obligation to publicly update any forward-looking statements to reflect new information or future events or occurrences.

         LAI wishes to caution readers that, in addition to the business, economic and legal factors that affect executive search firms generally, as well as other important factors included elsewhere in this document, described in other documents filed with the Securities and Exchange Commission or otherwise publicly disclosed, the important factors discussed below could affect LAI's actual results and could cause future events or circumstances to differ materially from those expressed in any forward-looking statements made by or on behalf of LAI. Other factors besides those discussed here could also affect LAI's actual results.

         Dependence on Attracting and Retaining Qualified Executive Search Consultants. LAI's success depends upon its ability to attract and retain qualified executive search consultants who possess the skills and experience necessary to fulfill its clients' executive search needs. Competition for qualified consultants is intense and many firms in LAI's industry have experienced high consultant turnover rates. There can be no assurance that LAI will continue to be successful in identifying and hiring consultants with substantial experience and established client relationships. The majority of LAI's executive search consultants are not subject to any employment, non-competition or similar agreement. LAI's consultant turnover in fiscal 1999 was higher than had been experienced in prior years. Any continuing impairment of LAI's ability to retain existing or attract additional qualified consultants could have a material adverse effect on LAI's business, financial condition and results of operations.

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

         Proposed Acquisition by TMP. The Merger Agreement between LAI and TMP restricts to some degree the manner in which LAI currently operates its business. Since the execution of the Merger Agreement, LAI's senior management has focused its efforts on taking those steps believed by management necessary to successfully close the acquisition. In addition, the Merger Agreement's terms require LAI to obtain TMP's approval before entering into certain transactions. As a result, since mid-March, management has worked more to preserve its current professional staff and existing client base rather than promote growth of its professional staff or client roster. Prior to the execution of the Merger Agreement, these had each been key elements of LAI's operating strategy. LAI is obligated under the Merger Agreement to use its best reasonable efforts to obtain the approval of its stockholders and to work towards the successful consummation of the transactions contemplated by the Merger Agreement. Despite LAI's best efforts, the acquisition might not be approved by LAI's stockholders or, even if approved by LAI's stockholders, might not close for some other reason. If the acquisition fails to close, regardless of the reason, LAI could be adversely affected as it refocuses its business and operational efforts on operating as an independent company. In addition, the uncertainty in the marketplace regarding the completion of the acquisition may adversely affect LAI's near term ability to attract, hire and retain qualified search consultants and to compete effectively for search assignments.

         Difficulties in Managing Growth. During the three fiscal years ended February 28, 1999, LAI has grown rapidly both in terms of the number of consultants and the volume of its business. The number of consultants increased principally as the result of new hires in fiscal 1997 and fiscal 1998. In fiscal 1999, the number of consultants increased principally as the result of two acquisitions effected in the fourth quarter of fiscal 1998. After experiencing losses in its international operations in fiscal 1999, LAI determined to significantly reduce the pace of its growth efforts and to suspend its international expansion activities. The reduction in the rate of growth could adversely affect LAI's ability to attract and retain qualified search consultants or secure new search assignments from current or new clients.

         First Quarter Charge. In the fourth quarter of fiscal 1999, LAI substantially curtailed its international operations, particularly in its London office. Certain restructuring charges associated with these actions are reflected in LAI's 1999 financial statements. In March 1999, after a second review of the results of and prospects for international operations, LAI closed its international offices. Restructuring charges for these closures will be reflected in LAI's first quarter financial statements.

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

         Year 2000 Compliance Issues. LAI's situation regarding Year 2000 issues is discussed in "Management's Discussion and Analysis of Results of Operations -- Year 2000 Compliance."

         Development of LAI Compass.com. In April 1999, launched LAI Compass.com ("Compass"), an Internet based selection and assessment system principally serving positions in the $70,000 to $140,000 annual salary range. LAI anticipates expending significant amounts of its financial and personnel resources to fully implement Compass. LAI has not previously derived a significant portion of its revenues or profits from search activities in the selection salary range and LAI had no previous experience with Internet based evaluation and assessment software of the type utilized by LAI Compass. The Website and software have been developed in cooperation with a third party. LAI may not be successful in developing and implementing Compass. For additional information regarding LAI Compass, see "Business -- Services."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         LAI does not have any material exposure associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements, including Notes thereto and certain reports on portions thereof by independent certified public accountants (collectively, "Financial Statements"), are included in this Report beginning on Page 38 and are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

The following table sets forth certain information regarding LAI's executive officers.

NAME                                    AGE         POSITIONS
----                                    ---         ---------

Robert L. Pearson                        60         Chairman of the Board of Directors and
                                                    Chief Executive Officer
Patrick J. McDonnell                     55         President and Chief Operating Officer, Director
Philip R. Albright                       29         Vice President and Chief Financial Officer
Richard L. Baird                         42         Corporate Vice President and President LAI Compass, Inc.

DIRECTORS

The following table sets forth certain information regarding LAI's directors.

NAME                                    AGE         POSITIONS
----                                    ---         ---------

Robert L. Pearson (2)                    60         Chairman of the Board of Directors and
                                                    Chief Executive Officer
Patrick J. McDonnell (3)                 55         President and Chief Operating Officer, Director
Joe D. Goodwin (3)                       53         Executive Vice President, Director
Roderick C. Gow (1)                      51         Executive Vice President, Director
John F. Johnson (2)                      57         Senior Chairman of the Board of Directors
Neal L. Maslan (3)                       58         Senior Partner, Director
John S. Rothschild (1)                   46         Executive Vice President, Director
Ray J. Groves (2)                        63         Director
Richard W. Pogue (1)                     71         Director
John C. Pope (3)                         50         Director

-----------------------
(1) Term expires in 1999.
(2) Term expires in 2000.
(3) Term expires in 2001.

         LAI's directors are divided into three classes elected for three-year terms, which are staggered so that the term of one class of directors expires each year.

         Robert L. Pearson joined LAI in 1984 and was named Chairman of the Board of Directors in 1998 in addition to his duties as Chief Executive Officer. Mr. Pearson served as President and Chief Executive Officer and as a Director of LAI from 1995 until 1998. Prior to joining LAI, Mr. Pearson served as Executive Director with Russell Reynolds Associates, Inc. from 1982 until 1984. He owned and was President of Pearson, Inc., an equipment manufacturing company, from 1971 until 1982; was Vice President, Corporate Finance, of R. J. Financial Corporation, a financial services holding company, from 1968 until 1970; and was an engagement manager and management consultant with McKinsey & Company, Inc. from 1964 until 1968. Mr. Pearson holds an M.S. in Industrial Management from Massachusetts Institute of Technology and a B.S.E.E. from Michigan State University.

         Patrick J. McDonnell joined LAI in 1998 as President and Chief Operating Officer. Previously, Mr. McDonnell was the Global Assurance Leader at PricewaterhouseCoopers since it was created through the merger of Price Waterhouse and Coopers & Lybrand in 1997. Before that he had spent nearly three decades with Coopers & Lybrand where, since 1993, he was Vice Chairman, Business Assurance. Previous positions with Coopers & Lybrand included Vice Chairman for the firm's Midwest region, Vice Chairman for client service and relationship management, Chairman of the firm's international accounting and audit board, Managing Partner for the firm's Hartford, CT and Chicago, IL offices, and Engagement Partner for a variety of worldwide clients. Mr. McDonnell holds a Master's Degree in Business Administration from the University of Michigan and a Bachelor's Degree in Business from the University of Notre Dame.

         Philip R. Albright joined LAI in 1997 and was appointed Chief Financial Officer in 1999. Mr. Albright was named LAI's Vice President-Finance and Chief Accounting Officer in 1998. He joined LAI as Controller. Mr. Albright, a certified public accountant, was employed by Arthur Andersen LLP from 1992 until 1997. He holds a M.Acc. and a B.S.Acc. from the University of Florida.

         Richard L. Baird joined LAI in 1998 as corporate Vice President and President of LAI Compass, Inc., a wholly owned subsidiary of LAI Worldwide. Prior to joining LAI, Mr. Baird was Operations Leader-Americas, for Audit and Business Advisory Services at PricewaterhouseCoopers. Before that, he spent 17 years with Coopers & Lybrand where, since 1993, he was Human Resources Partner, National Business Assurance, responsible for providing human resources and operational support. Mr. Baird received his Bachelor of Arts degree from Albion College.

         Joe D. Goodwin joined LAI in 1991, and was named Executive Vice President and Regional Managing Partner of LAI's Southeast Region in 1998. Mr. Goodwin has been a Director since July 1997 and served as Managing Partner of LAI's Atlanta and Tampa offices from 1992 until 1998. Mr. Goodwin held various positions, including Partner and Managing Director, with Spencer Stuart & Associates from 1982 until 1991. Mr. Goodwin also held various executive positions with McKinnis & Goodwin, an executive search firm, from 1979 until 1982; with Burger King Corporation from 1978 until 1979; and with Xerox Corporation from 1969 until 1978. Mr. Goodwin holds a B.S. in Commerce and Business Administration from the University of Alabama.

         Roderick C. Gow joined LAI in 1995, and was named Executive Vice President and Regional Managing Partner of LAI's Northeast Region in 1998. Mr. Gow has been a Director since July 1997 and served as Managing Partner of LAI's New York office from 1995 until 1998. Mr. Gow held various positions, including Managing Director, with Russell Reynolds Associates, Inc., an executive search firm, from 1983 until 1991 and then again from 1994 until 1995. Mr. Gow was Chief Executive Officer of GKR Group, an executive search firm based in the United Kingdom, from 1991 until 1994; was Vice President with Barclays Bank Plc from 1978 until 1983; and prior to that time served with the British Army. Mr. Gow holds an M.A. and a B.A. from Trinity College, Cambridge University.

         John F. Johnson joined LAI in 1976 and was named Senior Chairman of the Board of Directors in 1998. Mr. Johnson served as Chairman of the Board from 1995 until 1998. He previously served as Executive Vice President and President and Chief Executive Officer of LAI, as well as Chairman of

Amrop International. Mr. Johnson held various positions, including Manager of Organization and Manpower, with General Electric Company from 1967 until 1976; and Industrial Relations Analyst with Ford Motor Company from 1964 until 1967. Mr. Johnson holds an M.B.A. from Columbia University and a B.A. in Economics from Tufts University.

         Neal L. Maslan joined LAI in February 1998 in connection with the acquisition by LAI of Ward Howell International, Inc. ("WHI"). Mr. Maslan was elected a Director of LAI in September 1998 and has served as a Senior Partner and Leader of the Health Care and Pharmaceuticals Practice Group since joining LAI. Mr. Maslan was an executive search consultant with WHI specializing in senior-level health care search from 1988 until 1998. Previously, Mr. Maslan was Vice President of Paul R. Ray & Company: Senior Vice President of American Medical International, Inc.; Executive Vice President of Hyatt Corporation and Executive Vice President of Cenco Hospital and Convalescent Homes Corporation. Mr. Maslan earned a Master's degree from Yale University and a Bachelor's degree from the University of Virginia.

         John S. Rothschild joined LAI in 1996, and was named Executive Vice President and Leader of the Technology Practice Group in 1998. Mr. Rothschild has been a Director since July 1997 and Managing Partner of LAI's Chicago office since 1996. Mr. Rothschild held various positions, including Partner and Director, with Heidrick & Struggles, Inc., an executive search firm, from 1989 until 1996. Mr. Rothschild held positions, including National Director, Human Resources and Director, Human Resources Consulting Practice, with Grant Thornton from 1981 until 1989. He served in various executive positions with American Hospital Supply Corporation from 1978 until 1981; and with GATX Corporation from 1975 until 1978. Mr. Rothschild holds an M.S. in Industrial Relations from Loyola University and a B.A. in Political Science from Lake Forest College.

         Ray J. Groves has been a Director since July 1997. Mr. Groves served as Chairman and Chief Executive Officer of Ernst & Young, an international accounting and financial consulting firm, for 17 years prior to his retirement in 1994. Mr. Groves also serves as Chairman of Legg Mason Merchant Banking, Inc., and as a Director of Allegheny Teledyne, Incorporated, American Water Works Company, Inc., Consolidated Natural Gas Company, Electronic Data Systems Corporation, Marsh & McLennan Companies, Inc. and RJR Nabisco, Inc. Mr. Groves holds a B.S. from The Ohio State University.

         Richard W. Pogue served as an advisor to LAI's Board of Directors from 1995 until he became a Director in July 1997. Mr. Pogue has served as Senior Advisor to Dix & Eaton, a public relations firm, since 1994. Mr. Pogue held various positions with the law firm of Jones, Day, Reavis & Pogue, from 1957 until retiring from his position as Senior Partner in 1994. Mr. Pogue also serves as a Director of Derlan Industries Ltd., Continental Airlines, Inc., IT Group, M.A. Hanna Company, Rotek Incorporated, KeyCorp and TRW Inc. Mr. Pogue holds a Law degree from the University of Michigan and a Bachelor's degree from Cornell University.

         John C. Pope served as an advisor to LAI's Board of Directors from 1995 until he became a Director in July 1997. Mr. Pope held various positions, including President and Chief Operating Officer, of UAL Corporation, owner of United Airlines, from 1988 until his retirement in 1994. Prior to that time Mr. Pope spent 11 years with AMR Corporation in various financial capacities, including Chief Financial Officer. Mr. Pope also serves as Chairman of the Board of Directors of MotivePower Industries, Incorporated and as a Director of Federal Mogul Corporation, Medaphis Corporation, Wallace Computer Services, Inc., Waste Management, Inc. and Dollar Thrifty Automotive Group, Inc. He holds an M.B.A from Harvard Business School and a Bachelor's degree from Yale University.

COMMITTEES OF THE BOARD OF DIRECTORS

         LAI's Board of Directors has the following standing committees:

         Compensation and Management Development Committee. The Compensation and Management Development Committee (the "Compensation Committee") is responsible for establishing and recommending to the Board of Directors LAI's compensation philosophy, including general compensation, severance and change in control arrangements for consultants, Managing Partners, Practice Group Leaders and executive officers. The Compensation Committee also establishes and recommends to the Board of Directors LAI's stock option philosophy, including granting of awards under all equity-based incentive plans and recommendations for adoption of new plans. The Compensation Committee sets executive officer compensation, including annual reviews, and negotiates and approves all executive officer employment agreements. The Compensation Committee reviews all existing compensation plans and programs and all amendments thereto, and recommends the adoption of any new plans. In addition, the Compensation Committee reviews and coordinates with the full Board of Directors LAI's senior leadership structure and helps to identify personnel for the next generation of LAI's leadership. The Compensation Committee's three members are Messrs. Groves, Pogue and Pope (Chairman), all of whom are "Non-Employee Directors," as defined under the Securities Exchange Act of 1934.

         Audit Committee. The Audit Committee is responsible for reviewing with management the financial controls, accounting and audit and reporting activities of LAI. The Audit Committee annually recommends to the Board of Directors LAI's independent auditors, meets with the independent auditors before and after the annual audit to review the results of the audit and the performance of management in implementing the auditors' recommendations, reviews significant changes in accounting practices and LAI's implementation of new accounting rules and evaluates annual audit fees. In addition, the Audit Committee reviews each Annual Report on Form 10-K, including a review of LAI's financial statements and the related management's discussion and analysis of financial condition and results of operations. The Audit Committee's three members are Messrs. Groves (Chairman), Pogue and Pope, all of whom are Non-Employee Directors.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Prior to LAI's initial public offering, the Board of Directors did not have a Compensation Committee and the functions of the Compensation Committee previously had been performed by the entire Board of Directors. Since completion of the Initial Public Offering in July 1997, the Compensation Committee's three members have been Messrs. Groves, Pogue and Pope (Chairman), all of whom are Non-Employee Directors. See -"Committees of the Board of Directors -- Compensation and Management Development Committee."

DIRECTOR COMPENSATION

         Non-Employee Directors receive $1,000 for each meeting of the Board of Directors attended and $1,000 for each meeting of a committee of the Board of Directors attended. Non-Employee Directors who serve as Chairman of a committee of the Board of Directors receive an additional $500 for each meeting chaired. In addition, Non-Employee Directors receive an annual retainer fee of $12,000, paid quarterly. Non-Employee Directors may make an annual election to defer receipt of all or a portion of the retainer and meeting fees and to have such deferral credited in the form of either cash or "units," the value of which is based on the value of LAI's Common Stock, in accordance with LAI's Directors' Deferral Plan (the "Directors' Deferral Plan"). Directors who opt for the stock unit alternative receive a 25% premium in initial value. Fees deferred under the cash deferral alternative earn interest as determined under the Directors' Deferral Plan. Directors also are reimbursed for reasonable travel expenses to and from meetings of the Board of Directors and committees. Directors who are employees of LAI do not receive compensation for serving as Directors.

         LAI grants to each Non-Employee Director, upon initial appointment to the Board of Directors, a stock option to purchase 5,000 shares of Common Stock pursuant to LAI's Non-Employee Directors' Stock Plan (the "Directors' Stock Plan"). In addition, as of the date of each annual meeting of LAI's stockholders, LAI grants to each Non-Employee Director who is then reelected or who is continuing as a member of the Board of Directors a stock option to purchase 5,000 shares of Common Stock. The exercise price of each such stock option is equal to the closing price of Common Stock on the date the stock option is granted. Stock options issued under the Directors' Stock Plan generally vest fully on the first anniversary of the date of grant and expire after ten years. Stock options to purchase an aggregate of up to 30,000 shares of Common Stock are outstanding under the Directors' Stock Plan, and an aggregate of 80,000 shares of Common Stock (including the shares covered by such outstanding stock options) are reserved for issuance under the Directors' Stock Plan.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Several option grants and other transactions, exclusively pursuant to LAI's previously disclosed stock-based incentive and benefit arrangements and not involving any market transactions, were not timely reported as required under Section 16(a) of the Securities Exchange Act, including one form by each of the following directors and officers relating to the indicated number of transactions: Messrs. Baird, Maslan and McDonnell, one transaction, and also Mr. Baird's initial report upon becoming an officer; Messrs. Groves, Pogue and Pope, two transactions; Messrs. Goodwin, Gow, Johnson, Pearson and Rothschild, three transactions; Mr. Albright, four transactions. See "Executive Compensation -- Summary Compensation Table," "Executive Compensation -- Option Grants Table" and -- Director Compensation."

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning the compensation for fiscal 1997, 1998 and 1999 of LAI's executive officers during such periods (the "Named Executive Officers," as defined under applicable Securities and Exchange Commission rules).

                           SUMMARY COMPENSATION TABLE


                                                                                  LONG-TERM COMPENSATION
                                                                               ----------------------------
                                                                                        AWARDS
                                                                               ----------------------------
                                                ANNUAL COMPENSATION                             SHARES OF
                              FISCAL  ---------------------------------------  RESTRICTED      COMMON STOCK
                              ------                           OTHER ANNUAL      STOCK          UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR    SALARY    BONUS(1)     COMPENSATION(2)   AWARDS($)        OPTIONS(#)    COMPENSATION( )
---------------------------    ----    ------    -------      ---------------   --------      --------------   ---------------

Robert L. Pearson              1999   $525,000   $     --        $ 9,235       $     --         67,900  (4)      $    --
  Chief Executive Officer      1998    525,000    420,240          8,526        364,189 (5)     97,000  (6)        12,800
                               1997    250,000    902,238          8,465             --             --             22,500

Patrick J. McDonnell           1999    208,333    535,417 (7)         --             --        200,000                --
  President and Chief
  Operating Officer

Philip R. Albright             1999    138,077     35,000          2,840             --         42,000  (8)           --
  Chief Financial Officer

Richard L. Baird               1999     93,461    100,000 (9)         --             --        100,000                --
  President of
  LAI Compass, Inc.

John S. Rothschild (10)        1999    150,000    496,000         24,383             --         17,500 (11)           --
  Executive Vice President

Joe D. Goodwin (10)            1999    150,000    411,360         26,262             --         24,500 (11)           --
  Executive Vice President

---------------

(1) Consists of performance-based bonuses based upon individual achievement and LAI financial performance for the indicated fiscal years.
(2) Consists of above-market interest on deferred compensation, fees for professional tax services, payments for participation in certain management team meetings, payments for unused sick time and life insurance premiums.
(3)      Consists of contributions made by LAI to its Profit Sharing Plan.
         See -- "Incentive and Benefit Plans."
(4) These options were issued pursuant to LAI's Option Exchange Program approved by the Compensation Committee of the Board of Directors on October 8, 1998. Mr. Pearson exchanged all of his eligible outstanding options for new options at an exercise price exceeding the market price on the date of grant at a ratio of 70 new shares for every 100 shares exchanged. Of the new options granted, 10,500 are subject to a new three-year cliff vesting schedule. The remaining 57,400 options retain the original six year vesting schedule or price performance criteria. See Note 8 to the accompanying Consolidated Financial Statements for more information on the Option Exchange Program.
(5) On April 15, 1998, LAI granted Mr. Pearson 16,939 shares of restricted Common Stock in lieu of a portion of the compensation he earned in fiscal 1998. Such shares vest 25% over the four years after the grant date and may be subject to forfeiture upon termination of his employment under certain circumstances.
(6) These options were exchanged pursuant to the Option Exchange Program. See footnote 4.
(7) Consists of sign on bonus of $525,000 and pro rata installments of a $25,000 bonus paid pursuant to the terms of Mr. McDonnell's employment agreement. See - "Executive Employment Arrangements."
(8) Of this amount, 7,000 options were issued pursuant to LAI's Option Exchange Program approved by the Compensation Committee of the Board of Directors on October 8, 1998. Mr. Albright exchanged his eligible outstanding options which had been granted originally in April 1998 for new options at an exercise price exceeding the market price on the date of grant at a ratio of 70 new shares for every 100 shares exchanged and subject to a new three year cliff vesting schedule. See
         Note 8 to the accompanying Consolidated Financial Statements for more information on the Option Exchange Program.
(9) Consists of sign on benefit paid pursuant to the terms of Mr. Baird's employment agreement. See "Executive Employment Arrangements."
(10) Currently and at February 28, 1999, LAI's executive officers (within the meaning of Securities and Exchange Commission Rule 3b7 under the Securities Act of 1934) consisted of Messrs. Pearson, McDonnell, Albright and Baird. Messrs. Rothschild and Goodwin were not executive officers at February 28, 1999. Information regarding compensation of Messrs. Rothschild and Goodwin is included as required by Section 402(a)(3)(iii) of Securities and Exchange Commission Regulation S-K.
(11) These options were issued pursuant to LAI's Option Exchange Program approved by the Compensation Committee of the Board of Directors on October 8, 1998. The individuals exchanged all their eligible outstanding options, including options which had been granted originally in July 1998, for new options at an exercise price exceeding the market price on the date of grant at a ratio of 70 new shares for every 100 shares exchanged and subject to a new three year cliff vesting schedule. See Note 8 to the accompanying Consolidated Financial Statements for more information on the Option Exchange Program.

         OPTION GRANTS TABLE

         The following table shows information concerning outstanding stock options granted during fiscal 1999 for the Named Executive Officers.

                                                                                          POTENTIAL REALIZABLE
                                 INDIVIDUAL GRANTS                                          VALUE AT ASSUMED
                            --------------------------                                       ANNUAL RATES OF
                            NUMBER OF      % OF TOTAL                                          STOCK PRICE
                            SECURITIES      OPTIONS                                         APPRECIATION FOR
                            UNDERLYING     GRANTED TO     EXERCISE OR                         OPTION TERM
                             OPTIONS      EMPLOYEES IN    BASE PRICE     EXPIRATION     -----------------------
NAME                         GRANTED     FISCAL YEAR(1)    ($/SH)          DATE          5%($)          10%($)
-----                        -------      ------------     ------          ----          -----          ------

Robert L. Pearson            10,500 (2)       .92%        $ 10.00        10/8/2008      $ 10,448     $   78,831
                             57,400 (2)      5.06%          10.00        7/29/2007        57,115        430,946
Patrick J. McDonnell        200,000         17.62%          5.625        10/7/2008       707,506      1,792,960
Philip R. Albright (3)        5,000          0.44%          5.625        10/7/2008        17,688         44,824
                              7,000 (2)      0.62%          10.00        10/8/2008         6,965         52,554
                             30,000          2.64%           6.25         2/1/2009       117,918        298,827
Richard L. Baird            100,000          8.81%          8.939        11/9/2008       562,106      1,424,487
John S. Rothschild (4)       17,500 (2)      1.54%          10.00        10/8/2008        17,413        131,386
Joe D. Goodwin (4)           24,500 (2)      2.16%          10.00        10/8/2008        24,378        183,940

---------------
(1) Options originally granted in fiscal 1999 which were exchanged pursuant to LAI's Option Exchange Program during fiscal 1999 are excluded from the total options granted to employees for purposes of this calculation.
(2) These options were issued pursuant to LAI's Option Exchange Program approved by the Compensation Committee of the Board of Directors on October 8, 1998. The individuals exchanged all or a portion of eligible outstanding options for new options at an exercise price exceeding the market price on date of grant at a ratio of 70 new shares for every 100 shares exchanged. See footnotes 4, 7 and 10 to "Summary Compensation Table" above and Note 8 to the accompanying Consolidated Financial Statements for more information on the Option Exchange Program.
(3) Excludes 10,000 options granted on April 15, 1998, at an exercise price of $21.50 which were exchanged pursuant to the Option Exchange Program on October 8, 1998.
(4) Excludes 25,000 options granted on July 7, 1998, at an exercise price of $18.25 which were exchanged pursuant to the Option Exchange Program on October 8, 1998.

                   OPTION EXERCISES AND YEAR-END VALUE TABLE

         No stock options were exercised by any of LAI's directors or executive officers during fiscal 1999. The following table shows information concerning values as of the end of fiscal 1999 of stock options to purchase shares of Common Stock held by each Named Executive Officer.

                                   NUMBER OF              VALUE OF IN-THE-MONEY
                              OPTIONS EXERCISABLE/         OPTIONS EXERCISABLE/
NAME                           UNEXERCISABLE (#)           UNEXERCISABLE ($) (1)
----------------------       ----------------------       ----------------------
Robert L. Pearson                  -0-/  67,900                -0-/ $    -0-
Patrick J. McDonnell               -0-/ 200,000                -0-/  350,000
Philip R. Albright               2,500/  49,500                -0-/   42,500
Richard L. Baird                   -0-/ 100,000                -0-/      -0-
John S. Rothschild                 -0-/  17,500                -0-/      -0-
Joe D. Goodwin                     -0-/  24,500                -0-/      -0-

---------------
(1) No value has been ascribed to exercisable or unexercisable options outstanding for which the exercise price exceeds the closing price of LAI's stock on February 26, 1999.

INCENTIVE AND BENEFIT PLANS

         1997 and 1998 Omnibus Stock and Incentive Plans. LAI has two stock option and incentive plans, the 1997 Omnibus Stock and Incentive Plan (the "1997 Employee Stock Plan") and the 1998 Omnibus Stock and Incentive Plan (the "1998 Employee Stock Plan" and, collectively, the "Employee Stock Plans"). Under the Employee Stock Plans, incentive stock options, nonqualified stock options, stock appreciation rights, performance units, performance shares, restricted stock, restricted stock units and stock not subject to restrictions may be granted from time to time upon hiring of new personnel, as incentive compensation or to reward employees for outstanding performance; however, such incentives are not routinely granted as part of annual consultant compensation, which continues to be predominantly cash-based. The Compensation Committee administers the Employee Stock Plans and determines all awards granted thereunder. The exercise price of a stock option granted may be less than the market price of Common Stock on the date of grant. Generally, incentive stock options, nonqualified stock options, restricted stock and restricted stock units vest each year beginning on the first anniversary of the date of grant at 20-25% per year and expire after 10 years. The Compensation Committee may condition awards upon satisfaction of performance targets. Up to 950,000 shares of Common Stock may be issued under the 1997 Employee Stock Plan, including, as of April 30, 1999, up to 666,215 shares upon exercise of stock options already granted and outstanding under the 1997 Employee Stock Plan. Up to 1,500,000 shares of Common Stock may be issued under the 1998 Employee Stock Plan, including, as of April 30, 1999, 160,173 shares of Common Stock already issued and outstanding as restricted stock awards and up to 872,673 additional shares upon exercise of stock options already granted and outstanding under the 1998 Employee Stock Plan.

         Profit Sharing Plan. LAI maintains a profit sharing plan (the "Profit Sharing Plan"), a defined contribution plan established pursuant to and under
Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). Each year, the Board of Directors determines the amount that LAI will contribute to the Profit Sharing Plan for that plan year. Such contributions are allocated to participants' accounts in proportion to their total compensation, subject to limitations imposed by the Code. During the second quarter of fiscal 1999, the Profit Sharing Plan was amended to include a cash or deferred arrangement feature that qualifies for deferred tax treatment under
Section 401(k) of the Code, pursuant to which participants may make elective contributions of up to 15% of their compensation, as defined in the Profit Sharing Plan. Each year, the Board of Directors will determine the amount that LAI will contribute to the Profit Sharing Plan as a matching contribution on participants' elective contributions. Participants' elective contributions will be 100% vested at all times, while LAI's contributions will vest 25% per year after completion of one year of service. Participants may elect among several investment vehicles selected by the plan administrator as to how their accounts under the Profit Sharing Plan will be invested, including LAI's Common Stock.

         Deferred Compensation Plan. LAI maintains a deferred compensation plan (the "Deferred Compensation Plan") for its executive employees. The Board of Directors or a Committee appointed by the Board determines the persons eligible to participate in the Deferred Compensation Plan, although historically all consultants have been eligible to participate. Under the terms of the Deferred Compensation Plan, eligible participants may elect, on a calendar year basis, to defer a specified amount or percentage of their compensation for payment at a specified future date or upon termination of employment with or retirement from LAI, as directed by each participant. Effective January 1, 1999, the Deferred Compensation Plan was amended to prohibit further deferrals of compensation. LAI pays interest on amounts deferred under the Deferred Compensation Plan at a rate, currently 6.25% per annum, established each year by the Board of Directors in its discretion. Participants are fully vested in their accounts. LAI does not match employee contributions to the Deferred Compensation Plan. See Note 7 to the accompanying Consolidated Financial Statements.

         1997 Employee Stock Purchase Plan. LAI maintains the 1997 Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, which is intended to qualify under the provisions of Section 423 of the Code, eligible employees are given the right to purchase shares of Common Stock generally two times a year. The per share purchase price under the ESPP is 85% of the market price of the Common Stock immediately prior to the first day of each exercise period or, during the first exercise period, 85% of the lesser of the market price immediately prior to the first day of such exercise period or the market price at the close of such period. During each exercise period, an eligible employee will be entitled to purchase up to that number of shares of Common Stock the aggregate purchase price of which under the ESPP does not exceed 3% of the employee's annual compensation. As of February 28, 1999, an aggregate of 200,000 shares of Common Stock has been reserved for issuance under the ESPP, of which 42,586 shares have been issued. Shares issued under the ESPP may be newly issued shares or shares purchased by LAI in the open market. The second purchase window for calendar year 1999 will be suspended due to the merger agreement with TMP. See "Business-Merger Agreement with TMP Worldwide, Inc."

EXECUTIVE EMPLOYMENT ARRANGEMENTS

         LAI has entered into employment agreements with each of the persons currently serving as executive officers, Messrs. Pearson, McDonnell, Baird and Albright.

         Robert L. Pearson. LAI and Mr. Pearson entered into his employment agreement in 1997, engaging Mr. Pearson to act as LAI's Chief Executive Officer. The current term of Mr. Pearson's agreement expires February 28, 2002; however, the agreement provides that, on the last day of each February, the term of Mr. Pearson's employment shall be extended for an additional one year period, such that the remaining term of the agreement is restored annually to three years, unless either LAI or Mr. Pearson gives notice not less than 90 days prior to any extension date of an intention not to extend. Under his employment agreement, Mr. Pearson is entitled to receive an annual base salary of not less than $525,000, and is eligible to earn annual incentive bonuses based upon such plans and criteria as may be established from time to time by the Compensation Committee. Under the plan currently in effect, Mr. Pearson is eligible to earn a target bonus equal to 80% of his base salary and a maximum bonus equal to 160% of his base salary.

         Mr. Pearson may terminate his employment agreement upon 90 days prior written notice. Mr. Pearson is entitled to receive certain severance benefits if his employment is terminated by LAI "without good cause" or by Mr. Pearson following a "change of control" (each as defined in the employment agreement). In the event of termination "without good cause," Mr. Pearson will receive his base salary for the remainder of the unexpired term of the employment agreement (not to exceed 36 months) or 24 months, whichever is greater, and an amount equal to not less than the target bonus for the year of termination multiplied by the number of years and fractions thereof in the unexpired term of the agreement or, if greater, two. Mr. Pearson may terminate the agreement during the 60 day period commencing six months after a "change of control," whereupon he would be entitled to receive a lump sum payment equal to three times his annual base salary plus an amount not less than three times the target bonus for the year of termination. The agreement requires LAI to use its good faith efforts, during the term, to nominate Mr. Pearson to LAI's Board of Directors. Mr. Pearson has agreed to not compete with LAI during the term of his employment and, if his employment is terminated by LAI without good cause or following a change of control, for so long as he continues to receive payments under the agreement.

         In addition, upon any termination of Mr. Pearson's employment "without good cause" or following a "change of control," all vesting or performance requirements with respect to any stock options or other similar equity-based compensation awards shall be deemed to have been satisfied. With respect to any payments under his employment agreement upon death, disability, or termination "without good cause" or following a "change of control", Mr. Pearson would receive additional cash payments in an amount necessary to pay any federal excise taxes. Mr. Pearson's employment agreement is also subject to voluntary termination by Mr. Pearson or termination by LAI "for cause."

         Patrick J. McDonnell. LAI and Mr. McDonnell entered into his employment agreement in September 1998, engaging Mr. McDonnell as LAI's Chief Operating Officer. The current term of Mr. McDonnell's agreement expires September 14, 2001; however, the agreement provides that, on September 15, 2001 (and each succeeding September 15th), the term of Mr. McDonnell's employment shall be extended for an additional one year period, such that the remaining term of the agreement is then two years, unless either LAI or Mr. McDonnell gives notice not less than 90 days prior to any extension date of an intention not to extend. Under his employment agreement, Mr. McDonnell is entitled to receive an annual base salary of not less than $500,000, and is eligible to earn annual incentive bonuses based upon such plans and criteria as may be established from time to time by the Compensation Committee. Under the plan currently in effect, Mr. McDonnell is eligible to earn a target bonus equal to 65% of his base salary and a maximum bonus equal to 120% of his base salary. The agreement requires LAI to pay a $25,000 bonus to Mr. McDonnell in equal pro rata installments during the first year of his employment.

         Mr. McDonnell may terminate his employment agreement upon 90 days prior written notice. Mr. McDonnell is entitled to receive certain severance benefits if his employment is terminated by LAI "without good cause" or by Mr. McDonnell following a "change of control" (each as defined in the employment agreement). In the event of termination "without good cause," Mr. McDonnell will receive his base salary for two years after termination and an amount payable over the two years equal to two times the target bonus for the year of termination. Mr. McDonnell may terminate the agreement during the 60 day period commencing six months after a "change of control," whereupon he would be entitled to receive a lump sum payment equal to two times his annual base salary plus an amount not less than two times the target bonus for the year of termination. Mr. McDonnell has agreed to not compete with LAI during the term of his employment and, if his employment is terminated by LAI without good cause or following a change of control, for so long as he continues to receive payments under the agreement.

         In connection with the negotiation of his employment agreement, the Compensation Committee awarded Mr. McDonnell stock options to purchase 200,000 shares of LAI Common Stock with an initial exercise price of $5.625 per share. LAI also paid Mr. McDonnell a cash sign on bonus of $525,000. If before September 15, 2001 Mr. McDonnell voluntarily terminates his employment or LAI terminates his employment for "good cause," Mr. McDonnell must repay part or all of the sign on bonus, as follows: (1) if termination is between September 15, 1998 and September 14, 1999, 100% of the sign on bonus; (2) if termination is between September 15, 1999 and September 15, 2000, 66 2/3% of the sign on bonus and (3) if termination is between September 15, 2000 and September 14, 2001, 33 1/3% of the sign on bonus. In addition, under the employment agreement, LAI is required to provide Mr. McDonnell with a $1 million life insurance policy.

         In addition, upon any termination of Mr. McDonnell's employment "without good cause" or following a "change of control," all vesting or performance requirements with respect to any stock options or other similar equity-based compensation awards shall be deemed to have been satisfied. With respect to any payments under his employment agreement upon death, disability, or termination "without good cause" or following a "change of control", Mr. McDonnell would receive additional cash payments in an amount necessary to pay any federal excise taxes. Mr. McDonnell's employment agreement is also subject to voluntary termination by Mr. McDonnell or termination by LAI "for cause."

         Philip R. Albright. LAI and Mr. Albright entered into his employment agreement effective February 1, 1999, engaging Mr. Albright as LAI's Chief Financial Officer. The agreement provides for an at will employment relationship. Under his employment agreement, Mr. Albright is entitled to receive an annual base salary of not less than $175,000, and is eligible to earn annual incentive bonuses based upon such plans and criteria as may be established from time to time by the Compensation Committee. Under the plan currently in effect, Mr. Albright is eligible to earn a target bonus equal to 65% of his base salary and a maximum bonus equal to 120% of his base salary. The agreement required LAI to pay a $30,000 bonus to Mr. Albright upon execution.

         In connection with the negotiation of his employment agreement, the Compensation Committee awarded Mr. Albright stock options to purchase 30,000 shares of LAI Common Stock with an initial exercise price of $6.25 per share. In addition, under his employment agreement, LAI is required to provide Mr. Albright with a $1 million life insurance policy. During fiscal 1999, the Compensation Committee also awarded Mr. Albright stock options to purchase 7,000 shares of LAI common stock with an exercise price of $10.00 per share (after giving effect to participation in the Option Exchange Program). Such options are subject to a three-year cliff vesting schedule.

         Mr. Albright is entitled to receive certain severance benefits if his employment is terminated by LAI for any reason other than "good cause" or by Mr. Albright following a "change of control" (each as defined in the employment agreement). In the event of termination by LAI other than for "good cause," Mr. Albright will receive a cash payment equal to the sum of one year's base salary and the target bonus for the year of termination.

         In addition, upon any termination of Mr. Albright's employment "without good cause" or following a "change of control," all vesting or performance requirements with respect to any stock options or other similar equity-based compensation awards shall be deemed to have been satisfied. With respect to any payments under his employment agreement upon death, disability, or termination "without good cause" or following a "change of control", Mr. Albright would receive additional cash payments in an amount necessary to pay any federal excise taxes.

         Richard L. Baird. LAI and Mr. Baird entered into his employment agreement effective November 9, 1998, engaging Mr. Baird as an LAI Executive Vice President and as President of LAI Compass, Inc., the selection services subsidiary. The current term of Mr. Baird's agreement expires November 8, 2000; however, the agreement provides that, on November 9, 2000 (and each succeeding November 9th), the term of Mr. Baird's employment shall be extended for an additional one year period, such that the remaining term of the agreement is then one year, unless either LAI or Mr. Baird gives notice not less than 90 days prior to any extension date of an intention not to extend. Under his employment agreement, Mr. Baird is entitled to receive an annual base salary of not less than $300,000, and is eligible to earn annual incentive bonuses based upon such plans and criteria as may be established from time to time by the Compensation Committee. Under the plan currently in effect, Mr. Baird is eligible to earn a target bonus equal to 60% of his base salary and a maximum bonus equal to 120% of his base salary. For LAI's 2000 fiscal year, the agreement requires LAI to pay a $100,000 minimum bonus to Mr. Baird.

         Mr. Baird may terminate his employment agreement upon 90 days prior written notice. Mr. Baird is entitled to receive certain severance benefits if his employment is terminated by LAI "without good cause" (as defined in the employment agreement). In the event of termination "without good cause," Mr. Baird will receive his base salary for one year after termination and an amount payable over the one year equal to the target bonus for the year of termination.

         In connection with the negotiation of his employment agreement, the Compensation Committee awarded Mr. Baird stock options to purchase 100,000 shares of LAI Common Stock with an initial exercise price of $8.939 per share. LAI also loaned Mr. Baird of $100,000 as a sign on benefit. LAI forgave the loan and accrued interest on February 28, 1999. If before November 8, 2000, Mr. Baird voluntarily terminates his employment or LAI terminates his employment for "good cause," Mr. Baird must pay to LAI as liquidated damages cash equal to part or all of the sign on bonus, as follows: (1) if termination is between November 9, 1998 and November 8, 1999, $100,000 and (2) if termination is between November 9, 1999 and November 8, 2000, $50,000.

         In addition, upon any termination of Mr. Baird's employment "without good cause" or following a "change of control," all vesting or performance requirements with respect to any stock options or other similar equity-based compensation awards shall be deemed to have been satisfied. With respect to any payments under his employment agreement upon death, disability, or termination "without good cause" or following a "change of control", Mr. Baird would receive additional cash payments in an amount necessary to pay any federal excise taxes. Mr. Baird's employment agreement is also subject to voluntary termination by Mr. Baird or termination by LAI "for cause."

         Joe D. Goodwin. LAI has also entered into an agreement with Mr. Goodwin, who is not currently serving as an executive officer, on January 28, 1999. Pursuant to that agreement, Mr. Goodwin is guaranteed annual compensation at the rate of $500,000 for a one year period. In addition, if Mr. Goodwin leaves LAI after April 30, 1999, he is entitled to $125,000 as severance pay, plus medical and dental insurance benefits for the remainder of the one year term of the agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 1999, the number of shares of LAI's Common Stock beneficially owned by (i) each person known to LAI as having beneficial ownership of more than 5% of LAI's Common Stock together with such person's address, (ii) each of its directors and nominees to become a director, (iii) each Named Executive Officer (as defined herein under "Executive Compensation" and pursuant to Securities and Exchange Commission rule) and (iv) all directors and executive officers as a group.

                                                                  AMOUNT AND
                                                                  NATURE OF
                                                                  BENEFICIAL    PERCENT
NAME OF BENEFICIAL OWNER OR NUMBER IN GROUP                      OWNERSHIP (1)  OF CLASS
-------------------------------------------                      -------------  --------

Robert L. Pearson (2)                                                175,210      2.18%
Patrick J. McDonnell                                                  15,000          *
Philip R. Albright (3)                                                 3,752          *
Richard L. Baird (4)                                                     139          *
Joe D. Goodwin (5)                                                    83,457      1.04
Roderick C. Gow (6)                                                   97,780      1.22
John F. Johnson (7)                                                  166,124      2.07
Neal L. Maslan (8)                                                    23,633          *
John S. Rothschild (9)                                                82,423      1.03
Ray J. Groves (10), (13)                                               5,000          *
Richard W. Pogue (11), (13)                                           13,000          *
John C. Pope (12), (13)                                               13,000          *
All Directors and Executive Officers as a Group (12 persons)         678,518      8.46
Wellington Management Company, LLP (14)                              768,000      9.57

                                                        AMOUNT AND
                                                        NATURE OF
                                                        BENEFICIAL      PERCENT
NAME OF BENEFICIAL OWNER OR NUMBER IN GROUP            OWNERSHIP (1)    OF CLASS
-------------------------------------------            -------------    --------

Heartland Advisors, Inc. (15)                              610,000        7.60
FMR Corp. (16)                                             496,500        6.19
Cannell Capital Management (17)                            414,100        5.16
Bricoleur Capital Management LLC (18)                      410,800        5.12

--------------------

(*)      Less than 1%.
(1) Beneficial ownership of shares, as determined in accordance with applicable Securities and Exchange Commission rules, includes shares as to which a person has or shares sole voting power and/or investment power.
(2) Includes 7,026 shares of Common Stock held in the Profit Sharing Plan; 6,408 shares held as trustee for the benefit of certain family members, which Mr. Pearson is deemed to beneficially own; and 16,939 restricted shares subject to a risk of forfeiture.
(3) Includes 252 shares of Common Stock held in the Profit Sharing Plan and 2,500 shares underlying currently exercisable stock options deemed beneficially owned.
(4)      Includes 139 shares of Common Stock held in the Profit Sharing Plan
(5) Includes 1,364 shares of Common Stock held in the Profit Sharing Plan, and 2,093 restricted shares subject to a risk of forfeiture.
(6) Includes 435 shares of Common Stock held in the Profit Sharing Plan, and 20,930 restricted shares subject to a risk of forfeiture.
(7) Includes (i) 16,702 shares of Common Stock held in the Profit Sharing Plan, (ii) 5,682 restricted shares subject to a risk of forfeiture,
         (iii) 5,000 shares held by Mr. Johnson's wife, which Mr. Johnson may be deemed to beneficially own, and (iv) 200 shares held by Mr. Johnson's children, which Mr. Johnson may be deemed to beneficially own. Does not include 100 shares held by Mr. Johnson's brother, as to which Mr. Johnson disclaims beneficial ownership.
(8) Includes 1,099 restricted shares subject to a risk of forfeiture and 5,500 shares underlying currently exercisable stock options deemed beneficially owned.
(9) Includes (i) 2,000 shares of Common Stock held by two of Mr. Rothschild's children, which Mr. Rothschild is deemed to beneficially own, (ii) 3,000 shares held by Mr. Rothschild's spouse, which Mr. Rothschild may be deemed to beneficially own, and (iii) 5,581 restricted shares subject to a risk of forfeiture.
(10) Includes 5,000 shares underlying currently exercisable stock options deemed beneficially owned.
(11) Includes 8,000 shares of Common Stock held by a revocable trust which Mr. Pogue, as trustee, is deemed to beneficially own and 5,000 shares underlying currently exercisable stock options deemed beneficially owned.
(12) Includes 5,000 shares underlying currently exercisable stock options deemed beneficially owned.
(13) Each of Messrs. Groves, Pogue and Pope has elected to defer certain retainer and meeting fees and to have such deferral credited in the form of stock deferral "units" pursuant to the Directors' Deferral Plan. The number of units credited is determined December 31st of each year based on average month-end stock values during the year. Using the actual 1998 average month-end stock values and the month-end stock values for the first three months of calendar 1999, Messrs. Grove, Pogue and Pope would be credited with 6,825 units, 4,837 units, and 7,982 units, respectively. Each unit is equal in value to one share of Common Stock.
(14) This information is derived from a Schedule 13G dated February 9, 1999, filed with the Securities and Exchange Commission (the "Commission") by Wellington Management Company, LLP ("Wellington"). Wellington possesses shared dispositive power with respect to all 768,000 shares and shared voting power with respect to 425,000 shares. Wellington's address is 75 State Street, Boston, Massachusetts 02109.
(15) This information is derived from a Schedule 13G dated February 9, 1999, filed with the Commission by Heartland Advisors, Inc. ("Heartland"). Heartland possesses sole dispositive power with respect to all 610,000 shares and no voting power with respect to these shares. Heartland's address is 790 North Milwaukee Street, Milwaukee, Wisconsin 53202.
(16) This information is derived from a Schedule 13G dated February 18, 1999, filed with the Commission by FMR Corp ("FMR"). FMR possesses sole dispositive power with respect to all 496,500 shares and no voting power with respect to these shares. FMR's address is 82 Devonshire Street, Boston, Massachusetts 02109.
(17) This information is derived from a Schedule 13G dated January 29, 1999, filed with the Commission by J. Carlo Cannell D/B/A Cannell Capital Management ("Cannell"), Tonga Partners, LP ("Tonga"), Pleiades Investment Partners, LP ("Pleiades"), Goldman Sachs Performance Partners (Offshore), LP, ("Offshore"), and Goldman Sachs Performance Partners, L.P. ("Partners"). Cannell possesses shared voting and dispositive power with respect to all 414,100 shares. Tonga, Pleiades, Offshore and Partners possess sole voting and dispositive power with respect to 183,700, 89,000, 61,000 and 80,400 shares, respectively. Cannell's address is 600 California Street, Floor 14, San Francisco, California 94108.

(18) This information is derived from a Schedule 13G dated February 2, 1999, filed with the Commission by Bricoleur Capital Management LLC ("Bricoleur"), Bricoleur Partners I, L.P. ("Partners"), Daniel P. Wimsatt ("Wimsatt"), and Robert M. Poole. ("Poole"). Bricoleur has sole voting and dispositive power with respect to all 410,800 shares. Partners, Wimsatt and Poole have shared voting and dispositive power with respect to all 410,800 shares. Bricoleur's address is 8910 University Center Lane, Suite 570, San Diego, California 92122.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In August 1997, LAI made a non-interest bearing loan of $105,000 to John S. Rothschild, the proceeds of which were used to pay certain initiation fees for a country club joined by Mr. Rothschild in connection with his employment responsibilities. So long as Mr. Rothschild does not voluntarily terminate his employment with LAI, 20% of the principal amount of the loan will be forgiven on July 1 of each year, commencing July 1, 1998. LAI also has agreed to pay Mr. Rothschild the amount of any tax on income that may be imputed to him as a result of such forgiveness.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (a) The following documents are filed as a part of this Report:

         1. Financial Statements beginning on Page 38 of this Report, as follows:

               Report of Independent Certified Public Accountants                             38
                  Consolidated Balance Sheets                                                 39
                  Consolidated Statements of Operations                                       40
                  Consolidated Statements of Stockholders' Equity                             41
                  Consolidated Statements of Comprehensive Income                             41
                  Consolidated Statements of Cash Flows                                       42
                  Notes to Consolidated Financial Statements                                  43

         2. Financial Statement Schedules

                  Report of Independent Certified Public Accountants                          60
                  Schedule II: Valuation and Qualifying Accounts                              61

         3. Exhibits.

   Exhibit
   Number     Description
   -------    -----------
   2.1 (4)    -- Agreement and Plan of Merger dated February 27, 1998, by and among Lamalie Associates, Inc.,
                 LAI Mergersub, Inc. and Ward Howell International, Inc.

   2.2 (4)    -- Asset Purchase Agreement dated December 29, 1997, by and among Lamalie Associates, Inc.,
                 Chartwell Partners International, Inc. and David M. DeWilde

   2.3 (6)    -- Agreement and Plan of Merger dated December 23, 1998, by and among Lamalie Associates, Inc.,
                 Registrant and LAI MergerSub, Inc.

   2.4 (8)    -- Agreement and Plan of Merger dated March 11, 1999, by and among LAI Worldwide, Inc., TMP
                 Worldwide, Inc. and TMP Florida Acquisition Corp.

   3.1 (6)    -- Articles of Incorporation of the Registrant as now in effect

   3.2 (6)    -- Bylaws of the Registrant as now in effect

   4.1 (6)    -- Form of Common Stock Certificate

   Exhibit
   Number     Description
   -------    -----------
   4.2 (6)    -- Stockholder Rights Agreement dated December 30, 1998, between Registrant and ChaseMellon
                 Shareholder Services, L.L.C.

   4.3 (8)    -- Amendment to Stockholder Rights Agreement

   10.1 (6)   -- 1997 Omnibus Stock and Incentive Plan as now in effect

   10.2 (6)   -- Non-Employee Directors' Stock Option Plan as now in effect

   10.3 (6)   -- Profit Sharing and Savings Plan as now in effect

   10.4 (6)   -- 1997 Employee Stock Purchase Plan as now in effect

   10.5 (1)   -- Form of Agreement for Deferred Compensation Plan

   10.6 (1)   -- Managing Partners' Compensation Plan +

   10.7 (1)   -- Partners' Compensation Plan +

   10.8 (1)   -- Employment Agreement for Mr. Gow +

   10.9 (6)   -- 1998 Omnibus Stock and Incentive Plan as now in effect

   10.10 (1)  -- Employment Agreement for Mr. Rothschild +

   10.11 (2)  -- Form of Indemnification Agreement entered into with Messrs. Philip R. Albright, Richard L.
                 Baird, Michael Brenner, Arthur J. Davidson, Mark P. Elliott, David W. Gallagher, Joe D.
                 Goodwin, Roderick C. Gow, Ray J. Groves, Harold E. Johnson, John F. Johnson, Patrick J.
                 McDonnell, Robert L. Pearson, Richard W. Pogue, John C. Pope, John S. Rothschild, Thomas M.
                 Watkins III, Jack P. Wissman

   10.12 (6)  -- Directors' Deferral Plan as now in effect

   10.13 (3)  -- Employment Agreement with Robert L. Pearson dated October 8, 1997

   10.14 (4)  -- Form of Employment Agreement for Former Ward Howell International, Inc. Shareholders

   10.15 (5)  -- Employment Agreement with Patrick J. McDonnell dated September 15, 1998

   10.16 (7)  -- Letter Agreement with Philip R. Albright dated November 9, 1998

   10.17 (7)  -- Credit Agreement with NationsBank, including amendment thereto

   10.18      -- Employment Agreement with Richard L. Baird dated January 18, 1999

   10.19      -- Letter Agreement with Joe D. Goodwin dated January 28, 1999

   10.20      -- Letter Agreement with Philip R. Albright dated February 25, 1999

   10.21      -- Settlement Agreement with former Ward Howell International, Inc. Shareholders dated April 14,
                 1999

   10.22      -- Co-op Advertising Agreement between TMP Interactive,  Inc. and LAI Worldwide,  Inc. dated May 7,
                 1999

   10.23      -- Advertising Agreement between TMP Interactive, Inc. and LAI Worldwide Inc. dated May 7, 1999

   21.1       -- Subsidiaries of the Registrant

   23.1       -- Consent of Arthur Andersen LLP

   27         -- Financial Data Schedule (for SEC use only)


(1) Incorporated by reference to the correspondingly numbered exhibit to the Registrant=s Registration Statement on Form S-1 (File No. 333-26027), originally filed April 29, 1997, as amended and as effective July 1, 1997.

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

(7) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 31, 1998, filed on January 11, 1998.

(8) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's current Report on Form 8-K filed on March 22, 1999.

         + Confidential treatment has been granted with respect to portions of this Exhibit.

         (b) Reports on Form 8-K.

         On January 5, 1999, LAI filed a Form 8-K reporting the reorganization of Lamalie Associates, Inc. ("Lamalie") into a holding company structure whereby LAI Worldwide, Inc. became the holding company and Lamalie became a wholly-owned subsidiary of LAI Worldwide, Inc. See "Business--Reorganization."

         On November 6, 1998, LAI filed a Form 8-K reporting the declaration of a dividend distribution of one preferred stock purchase right for each share of Common Stock of LAI outstanding at the close of business on November 16, 1998, pursuant to the terms of a Stockholder Right Agreement dated November 6, 1998, between LAI and ChaseMellon Shareholder Services, L.L.C. as Rights Agent.

         On March 22, 1999, LAI filed a Form 8-K reporting that LAI entered into an Agreement and Plan of Merger with TMP Worldwide, Inc. ("TMP") pursuant to which TMP will acquire LAI in a pooling of interests transaction.
See "Business--Merger Agreement with TMP Worldwide, Inc."

         ANY LAI STOCKHOLDER MAY RECEIVE A COPY OF LAI'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999, INCLUDING FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES AND AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (WITHOUT EXHIBITS), A COPY OF LAI'S ANNUAL REPORT TO STOCKHOLDERS AND OTHER INFORMATION REGARDING LAI, ALL AT NO CHARGE, UPON REQUEST DIRECTED TO LAI INVESTOR RELATIONS, METRO CENTER, ONE STATION PLACE, STAMFORD, CT 06902, (203) 326-4650. EXHIBITS TO THE FORM 10-K ARE AVAILABLE, UPON REQUEST TO THE SAME ADDRESS, UPON PAYMENT OF LAI'S REASONABLE EXPENSES IN FURNISHING SUCH EXHIBITS. INFORMATION ALSO MAY BE ACCESSED ON LAI'S WEB SITE AT WWW.LAIX.COM.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To LAI Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of LAI Worldwide, Inc. (a Florida corporation) and subsidiaries as of February 28, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LAI Worldwide, Inc. and subsidiaries as of February 28, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1999, in conformity with generally accepted accounting principles.


                                         ARTHUR ANDERSEN LLP


Tampa, Florida,
  April 7, 1999

                               LAI WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                               AS OF FEBRUARY 28,

                                                                                   1998            1999
                                                                                  --------       ---------
                                                   ASSETS:
Current assets:
     Cash and cash equivalents                                                    $ 23,780       $  29,899
     Accounts receivable, less allowance of $2,120 and $3,250,
         respectively                                                               22,950          22,419
     Prepaid expenses                                                                  689             628
     Refundable income taxes                                                         1,822           3,591
     Current deferred tax assets                                                       486           2,438
                                                                                  --------       ---------
         Total current assets                                                       49,727          58,975
                                                                                  --------       ---------
Property and equipment, net                                                          5,612           9,521
Deferred tax assets                                                                  3,699           4,927
Goodwill, net                                                                       24,790          22,492
Cash value of life insurance                                                         4,363           5,823
Other assets                                                                           725           2,085
                                                                                  --------       ---------

         Total assets                                                             $ 88,916       $ 103,823
                                                                                  ========       =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
   Accounts payable and accrued liabilities                                       $  7,191       $   6,027
   Payable to former WHI stockholders                                                8,592              --
   Accrued compensation                                                             20,573           8,234
   Current maturities of long-term debt                                              3,070           3,004
   Accrued restructuring charges                                                        --             577
                                                                                  --------       ---------
         Total current liabilities                                                  39,426          17,842
                                                                                  --------       ---------

Accrued rent                                                                         1,013           1,279
Deferred compensation                                                                6,951           8,239
Long-term debt, less current maturities                                              6,055           2,903
                                                                                  --------       ---------

Commitments and contingencies

Stockholders' equity:
      Preferred stock; $0.01 par value; 3,000,000 shares authorized; no
          shares issued and outstanding                                                 --              --
      Common stock; $0.01 par value; 35,000,000 shares authorized; 5,576,446 and 8,112,927 shares issued, respectively, and
          5,576,446 and 8,082,953 shares outstanding, respectively                      56              82
   Additional paid-in capital                                                       32,873          78,065
   Unamortized stock-based compensation                                                 --          (2,732)
   Common stock in treasury, at cost; 29,974 shares at
      February 28, 1999                                                                 --            (196)
   Cumulative translation adjustments                                                   --              37
   Retained earnings (accumulated deficit)                                           2,542          (1,696)
                                                                                  --------       ---------
         Total stockholders' equity                                                 35,471          73,560
                                                                                  --------       ---------

         Total liabilities and stockholders' equity                               $ 88,916       $ 103,823
                                                                                  ========       =========



The accompanying notes are an integral part of these consolidated statements.

                               LAI WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED FEBRUARY 28,
                                                          --------------------------------------
                                                            1997           1998           1999
                                                          --------       --------       --------
Fee revenue, net                                          $ 46,437       $ 61,803       $ 86,811

Operating expenses:
     Compensation and benefits                              39,928         46,513         66,897
     General and administrative                              6,685          8,663         21,628
     Goodwill amortization                                      --             17            776
     Restructuring charges                                      --             --          3,543
                                                          --------       --------       --------
         Total operating expenses                           46,613         55,193         92,844
                                                          --------       --------       --------

Operating income (loss)                                       (176)         6,610         (6,033)
                                                          --------       --------       --------

Interest income                                                125            887          1,806
Interest expense                                              (501)          (690)        (1,188)
Foreign currency transaction losses                             --             --           (329)
Other                                                           --             --            (41)
                                                          --------       --------       --------
         Other income (expense)                               (376)           197            248
                                                          --------       --------       --------

Income (loss) before income taxes                             (552)         6,807         (5,785)
Income tax expense (benefit)                                    15          2,927         (1,547)
                                                          --------       --------       --------
Net income (loss)                                         $   (567)      $  3,880       $ (4,238)
                                                          ========       ========       ========

Basic net income (loss) per common share                  $  (0.18)      $   0.85       $  (0.58)
                                                          ========       ========       ========
Weighted average common shares                               3,199          4,573          7,346
                                                          ========       ========       ========

Diluted net income (loss) per common and common
     equivalent share                                     $  (0.18)      $   0.82          (0.58)
                                                          ========       ========       ========

Weighted average common and common equivalent shares         3,199          4,751          7,346
                                                          ========       ========       ========


The accompanying notes are an integral part of these consolidated statements.

                               LAI WORLDWIDE, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                        COMMON STOCK       ADDITIONAL     UNAMORTIZED     SUBSCRIP-
                                     -----------------      PAID-IN       STOCK-BASED       TIONS        TREASURY     TRANSLATION
                                     SHARES     AMOUNT      CAPITAL       COMPENSATION    RECEIVABLE      STOCK       ADJUSTMENTS
                                     ------     ------     ----------     ------------    ----------     --------     -----------
BALANCE AS OF FEBRUARY 29, 1996       2,790     $   28     $    3,652     $        --     $     (399)    $     --     $        --
Redemption of common stock             (345)        (3)          (509)             --             --           --              --
Issuance of common stock                630          6            944              --           (950)          --              --
Reduction of subscriptions
     receivable from stockholders        --         --             --              --          1,196           --              --
Net loss                                 --         --             --              --             --           --              --
                                     ------     ------     ----------     -----------     ----------     --------     -----------
BALANCE AS OF FEBRUARY 28, 1997       3,075         31          4,087              --           (153)          --              --
Redemption of common stock              (50)        (1)           (76)             --             --           --              --
Initial public offering of
     common stock                     2,300         23         24,628              --             --           --              --

Other issuance of common stock          251          3          4,183              --             --           --              --
Reduction of subscriptions
     receivable from shareholders        --         --             --              --            153           --              --
Amortization of discounted
options                                  --         --             51              --             --           --              --
Net income                               --         --             --              --             --           --              --
                                     ------     ------     ----------     -----------     ----------     --------     -----------
BALANCE AS OF FEBRUARY 28, 1998       5,576         56         32,873              --             --           --              --
Secondary public offering of
     common stock                     2,265         23         41,365              --             --           --              --

Other issuance of common stock          272          3          4,072          (3,900)            --           --              --
Amortization of discounted
     options and stock-based
     compensation                        --         --            151             576             --           --              --
Acquisition of treasury stock           (30)        --           (396)            592             --         (196)             --
Translation adjustments                  --         --             --              --             --           --              37

Net loss                                 --         --             --              --             --           --              --
                                     ------     ------     ----------     -----------     ----------     --------     -----------

BALANCE AS OF FEBRUARY 28, 1999       8,083     $   82     $   78,065     $    (2,732)    $       --     $   (196)    $        37
                                     ======     ======     ==========     ===========     ==========     ========     ===========

                                       RETAINED
                                       EARNINGS/         TOTAL
                                     (ACCUMULATED     STOCKHOLDERS'
                                       DEFICIT)          EQUITY
                                     ------------     ------------
BALANCE AS OF FEBRUARY 29, 1996      $      (771)    $      2,510
Redemption of common stock                    --             (512)
Issuance of common stock                      --               --
Reduction of subscriptions
     receivable from stockholders             --            1,196
Net loss                                    (567)            (567)
                                     -----------     ------------
BALANCE AS OF FEBRUARY 28, 1997           (1,338)           2,627
Redemption of common stock                    --              (77)
Initial public offering of
     common stock                             --           24,651

Other issuance of common stock                --            4,186
Reduction of subscriptions
     receivable from shareholders             --              153
Amortization of discounted
options                                       --               51
Net income                                 3,880            3,880
                                     -----------     ------------
BALANCE AS OF FEBRUARY 28, 1998            2,542           35,471
Secondary public offering of
     common stock                             --           41,388

Other issuance of common stock                --              175
Amortization of discounted
     options and stock-based
     compensation                             --              727
Acquisition of treasury stock                 --               --
Translation adjustments                       --               37

Net loss                                  (4,238)          (4,238)
                                     -----------     ------------

BALANCE AS OF FEBRUARY 28, 1999      $    (1,696)    $     73,560
                                     ===========     ============






                               LAI WORLDWIDE, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)



                                                                               YEAR ENDED FEBRUARY 28,
                                                                     ----------------------------------------
                                                                       1997            1998            1999
                                                                     --------       ---------       ---------
Net income (loss)                                                    $   (567)      $   3,880       $  (4,238)
Other comprehensive income, net of tax:
     Cumulative translation adjustments                                    --              --               37
                                                                     --------       ---------       ----------

Comprehensive income                                                 $   (567)      $   3,880       $  (4,201)
                                                                     ========       =========       =========

The accompanying notes are an integral part of these consolidated statements.

                               LAI WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED FEBRUARY 28,
                                                           ---------------------------------
                                                            1997         1998         1999
                                                           -------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $  (567)    $  3,880     $ (4,238)
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                             768          885        1,620
     Write-down of property and equipment                       --           --        1,385
     Amortization of goodwill                                   --           17          776
     Write-down of goodwill                                     --           --        1,522
     Gain on short-term investments                             --           --         (776)
     Amortization of discounted options and stock-based
        compensation                                            --           51          727
     Deferred income taxes                                    (276)        (897)      (3,180)
     Changes in assets and liabilities
         Accounts receivable, net                           (4,679)      (1,718)         531
         Prepaid expenses                                     (331)          32           61
         Refundable income taxes                            (1,146)      (1,707)      (1,769)
         Accounts payable and accrued liabilities             (155)         361       (1,164)
         Accrued compensation                                3,376         (493)     (12,339)
         Accrued rent                                          531          (25)         266
         Deferred compensation                               1,862        3,079        1,288
         Accrued restructuring charges                          --           --          577
         Other                                                 (36)        (532)      (1,060)
                                                           -------     --------     --------
             Net cash provided by (used in) operating
                  activities                                  (653)       2,933      (15,773)
                                                           -------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments                              --           --      (38,271)
Proceeds from short-term investments                            --           --       39,047
Investment in life insurance                                (1,048)      (2,109)      (1,968)
Purchases of property and equipment                         (1,825)      (2,187)      (6,914)
Acquisition of WHI                                              --        1,318       (8,384)
Acquisition of CPI                                              --       (1,387)          --
                                                           -------     --------     --------
             Net cash used in investing activities          (2,873)      (4,365)     (16,490)
                                                           -------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings                                                   3,995           --        2,221
Repayments of debt                                          (2,262)      (1,783)      (5,439)
Proceeds from public offering of common stock                1,197       25,410       41,388
Other issuances of common stock                                 --           --          175
Payments to redeem common stock                               (271)         (77)          --
                                                           -------     --------     --------
         Net cash provided by financing activities           2,659       23,550       38,345
                                                           -------     --------     --------
         Net increase (decrease) in cash and cash
             equivalents                                      (867)      22,118        6,082
Cash and Cash Equivalents, at beginning of period            2,529        1,662       23,780
Cumulative translation adjustment                               --           --           37
                                                           -------     --------     --------

Cash and Cash Equivalents, at end of period                $ 1,662     $ 23,780     $ 29,899
                                                           =======     ========     ========

Supplemental disclosures of cash flow information --
Cash paid for interest                                     $   204     $    145     $    466
Cash paid for income taxes                                   1,437        4,691        2,526

Supplemental disclosures of non-cash activities --
Debt issued in connection with acquisitions                     --        8,802           --
Equity issued in connection with acquisitions                   --        3,580           --
Payable in connection with acquisitions                         --        8,592         (208)

The accompanying notes are an integral part of these consolidated statements.

                               LAI WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1999


(1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         LAI Worldwide, Inc. and its wholly-owned subsidiaries ("LAI" or the "Company") provide consulting services aimed specifically at solving its clients' leadership needs by identifying, evaluating and recommending qualified candidates for senior level positions. LAI provides executive search services exclusively on a retained basis primarily in the United States.

PUBLIC OFFERINGS & REINCORPORATION

         The Company completed its initial public offering (the "IPO") of 2.3 million shares of common stock on July 1, 1997. The proceeds of $24.7 million, net of underwriters' discounts and other offering costs, were used to repay outstanding indebtedness under the Company's credit facilities, to finance business acquisitions and to provide additional working capital. On June 3, 1997, in connection with the IPO, the Company reincorporated from Delaware to Florida.

         On June 9, 1998, the Company completed a secondary public offering of
3.2 million shares of common stock, approximately 2.3 million of which were offered by the Company with the balance being offered by certain stockholders of the Company. The proceeds to the Company of approximately $41.4 million, net of underwriters' discounts and other offering costs, were used to support the Company's international expansion efforts, to pursue strategic acquisitions, to support continued enhancements to the Company's technology-based infrastructure and to provide additional working capital.

REORGANIZATION

         Effective at the close of business on December 31, 1998, Lamalie Associates, Inc., a Florida corporation, reorganized into a holding company structure in which LAI Worldwide, Inc., a Florida corporation, became the new holding company.

STOCK SPLIT

         On June 3, 1997, in connection with the IPO, the Company effected a 1,000 for one stock split of each outstanding share of common stock. All share related data in these consolidated financial statements have been adjusted retroactively to give effect to this event as if it had occurred at the beginning of the earliest period presented.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the financial position and results of operations of the Company and its wholly-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated.

                               LAI WORLDWIDE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


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

PROPERTY AND EQUIPMENT

         Office furniture and equipment are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the assets' estimated useful lives of 7 years for office furniture and equipment and 5 years for software. Leasehold improvements are stated at cost less accumulated amortization using the straight-line method over the related remaining lease terms which range from 1 to 15 years. Repair and maintenance costs which do not extend the useful lives of the assets are expensed as incurred.

GOODWILL

         Goodwill relates to acquisitions made during the year ended February 28, 1998, (see Note 3) and is being amortized on a straight-line basis over thirty years. During the year ended February 28, 1999, the Company finalized its analysis of the fair market value of assets acquired and the acquisition reserves and, accordingly, decreased goodwill by approximately $1.5 million. Accumulated amortization as of February 28, 1998 and 1999, was approximately $17,000 and $793,000, respectively.

         At each balance sheet date, the Company evaluates the realizability of its goodwill based upon expectations on non-discounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no material impairment of its goodwill exists at February 28, 1999.

REVENUE RECOGNITION

         The Company derives substantially all of its revenues from fees for professional services, which are recognized as fee revenue as clients are billed, generally over a 60- to 90-day period commencing with the initial acceptance of a search. Fee revenue is presented net of adjustments to original billings.

                               LAI WORLDWIDE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


FOREIGN CURRENCY TRANSLATION

         Foreign currency translation adjustments arise primarily from activities of the Company's international operations. Results of operations are translated using the average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using current rates. Resulting foreign currency translation adjustments are recorded in stockholders' equity and foreign currency transaction gains or losses are recorded in the consolidated statements of operations.


INCOME TAXES

         The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which the related deferred tax assets or liabilities are expected to be settled or realized. Income tax expense (benefit) consists of the taxes payable for the current period and the change during the period in deferred tax assets and liabilities.

         The Company's United Kingdom subsidiary is treated as a branch operation for tax purposes.

NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share was determined by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per common and common equivalent share was determined by dividing the net income (loss) by the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options using the treasury stock method and from the convertible debt assuming conversion upon issuance (see Note 9).

         Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares of common stock issued by the Company during the 12 months preceding the IPO have been included in the calculation of weighted average shares of common stock outstanding as if the shares were outstanding for all periods presented.

CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. Credit risk arising from receivables is minimal due to the large number of clients comprising the Company's customer base, which is concentrated primarily in the U.S. Credit losses in the past have not been material.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of the Company's financial instruments as of February 28, 1998 and 1999, approximate fair value.

                              LAI WORLDWIDE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NEWLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has implemented SFAS 130 for the year ended February 28, 1999.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way companies report information about operating segments including the related disclosures about the different economic environments in which it operates. The Company has implemented SFAS 131 for the year ended February 28, 1999 (see Note 10).

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998.
The Company has implemented SOP 98-1 for the year ended February 28, 1999.

         In June 1998, The FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Management believes the effect of adopting SFAS 133 would not have a material impact on the accompanying consolidated financial statements.

RECLASSIFICATIONS

         Certain prior year balances have been reclassified in order to conform to the current year financial statement presentation.

(2) RESTRUCTURING CHARGES

         During the first and second quarters of fiscal 1999, the Company focused its growth strategy on international expansion, opening offices in London, England and Wanchai, Hong Kong. This expansion involved the hiring of 15 executive search consultants and 47 support staff, principally in London. Due to economic conditions and the inherent difficulties in establishing start-up operations, revenues from international operations were less than projected, resulting in substantial losses from this business segment. As a result, in December 1998, the Company decided to significantly reduce the size and scope of its London office.

                               LAI WORLDWIDE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


         The results of operations for the year ended February 28, 1999, include a restructuring charge of approximately $3.5 million. This charge included approximately $2.1 million for write-downs of abandoned assets, approximately $925,000 of severance benefits payable to 28 employees whose positions were eliminated and approximately $500,000 of legal and other costs directly related to the restructuring. Approximately $577,000 of accrued expenses related to the above charges were payable as of February 28, 1999, and are accrued for in the accompanying consolidated balance sheets.

(3) ACQUISITIONS

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

         Had the acquisitions of WHI and CPI been completed on March 1, 1996 and 1997, respectively, the combined proforma unaudited results of operations would have been as follows for the year ended February 28:

                                                                                    1997                1998
                                                                                ------------         -----------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                            (UNAUDITED)
     Fee revenue, net                                                             $74,193               $91,730
     Net income                                                                     2,943                 4,485
     Basic net income per common share                                               0.86                  0.94
     Diluted net income per common and common equivalent share                       0.86                  0.90

         The unaudited pro forma combined results of operations for the year ended February 28, 1997 and 1998 were prepared using the financial statements of WHI and CPI for the years ended December 31, 1996 and 1997, respectively.

                               LAI WORLDWIDE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(4) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following as of February 28:

                                                                       1998              1999
                                                                     --------          --------
                                                                           (IN THOUSANDS)

    Office furniture and equipment                                   $  3,934          $  6,419
    Leasehold improvements                                              2,614             4,209
    Software                                                            1,672             3,121
                                                                     --------          --------
                                                                        8,220            13,749
    Less: accumulated depreciation and amortization                    (2,608)           (4,228)
                                                                     --------          --------
                                                                     $  5,612          $  9,521
                                                                     ========          ========


(5) LONG-TERM DEBT

    Long-term debt consists of the following as of February 28:

                                                                                        1998             1999
                                                                                       -------          -------
                                                                                            (IN THOUSANDS)

    Notes payable to former WHI stockholders dated February 27, 1998, payable in three equal annual installments plus accrued interest
        bearing interest at 5.0%                                                       $ 7,552          $ 4,892
    Convertible subordinated promissory note to a former CPI stockholder, dated January 2, 1998, payable in three equal annual installments plus accrued interest, bearing interest at 6.75%, and convertible into shares of common stock at each anniversary date at prices specified
        in the asset purchase agreement                                                  1,250              833
    Notes payable due to former LAI stockholders, non-interest bearing
        (interest imputed at 6.5%), payable in three equal annual
        installments maturing through April 2000                                           254              140
    Notes payable to former WHI stockholders bearing interest from 5.8% to
        9.5% maturing through February 2003
                                                                                            69               42
                                                                                       -------          -------
                                                                                         9,125            5,907
    Less: current maturities of long-term debt                                          (3,070)          (3,004)
                                                                                       -------          -------
                                                                                       $ 6,055          $ 2,903
                                                                                       =======          =======

                               LAI WORLDWIDE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


    Maturities of long-term debt are as follows (in thousands):

    YEAR ENDING                                         AMOUNT
    -----------                                         ------

    February 29, 2000                                   $3,004
    February 28, 2001                                    2,889
    February 28, 2002                                        7
    February 28, 2003                                        7
                                                        ------
                                                        $5,907
                                                        ======

         The Company maintains a line of credit which provides for maximum borrowings of $25 million bearing interest at various rates based on either a LIBOR index or the bank's prime lending rate (7.75% at February 28, 1999) as determined at the Company's option. Interest is payable monthly and the principal balance is due upon demand. The line of credit is collateralized by accounts receivable with borrowings limited to 75% of qualifying receivables. Additionally, the Company is required to comply with certain working capital and liquidity covenants. The Company was in compliance with or has obtained waivers for the terms and covenants of its debt agreements as of February 28, 1998 and 1999. No amounts were outstanding under the line of credit as of February 28, 1998 or 1999.

(6) INCOME TAXES

    Significant components of the income tax expense (benefit) are summarized as follows as of February 28:

                                              1997             1998             1999
                                             -------          -------          -------
                                                          (IN THOUSANDS)

    Current:
        Federal                              $   235          $ 2,931          $   485
        State                                     56              893              272
                                             -------          -------          -------
                                                 291            3,824              757
                                             -------          -------          -------
    Deferred:
        Federal                                 (220)            (683)          (1,377)
        State                                    (56)            (214)            (829)
        Foreign                                   --               --              (98)
                                             -------          -------          -------
                                                (276)            (897)          (2,304)
                                             -------          -------          -------
                                             $    15          $ 2,927          $(1,547)
                                             =======          =======          =======

                               LAI WORLDWIDE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


         The income tax expense (benefit) differs from the amount computed by applying the U.S. federal corporate tax rate to income (loss) before income tax expense (benefit) as follows as of February 28:

                                                            1997            1998         1999
                                                            -----           ----         -----

     Statutory U.S. federal income tax rate                  35.0 %         34.0%        (34.0)%
         Meals, entertainment and dues                      (31.2)           2.1           4.9
         Keyperson life insurance premiums                   (3.8)            .5            .6
         Nondeductible goodwill                                --             --           4.7
         Stock-based compensation                              --             --           3.5
         Foreign operations                                    --             --          (1.7)
         State taxes, net of federal benefit                 (2.8)           6.4          (6.0)
         Other                                                 --             --           1.3
                                                            -----           ----         -----
              Effective income tax rate                      (2.8)%         43.0%        (26.7)%
                                                            =====           ====         =====


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes. As of February 28, 1998, the Company changed its method of reporting for income taxes from the cash basis to the accrual basis. Significant components of the Company's deferred tax assets and liabilities as of February 28, 1998 and 1999, are as follows:

                                                          1998             1999
                                                         -------          -------
                                                              (IN THOUSANDS)

    Deferred tax assets:
        Accounts payable and accrued liabilities         $   124          $ 2,129
        Accrued rent                                         408              499
        Allowance for uncollectible accounts                 595            1,137
        Deferred compensation                              2,798            3,213
        Net operating loss carryforward                    2,207            2,122
        Stock-based compensation                              --               83
        Other                                                 35               74
                                                         -------          -------
             Total deferred tax assets                     6,167            9,257
                                                         -------          -------
    Deferred tax liabilities:
        Accrued compensation                                (117)            (418)
        Liability for change in tax method                (1,241)            (860)
        Property and equipment, net                         (623)            (569)
        Other                                                 (1)             (45)
                                                         -------          -------
             Total deferred tax liabilities               (1,982)          (1,892)
                                                         -------          -------
             Net deferred tax asset                      $ 4,185          $ 7,365
                                                         =======          =======


         During the year ended February 28, 1999, the Company increased its deferred tax assets related to the WHI purchase and decreased goodwill accordingly (see Note 1).

         The Company has net operating loss carryforwards of approximately $6.0 million, expiring in 2018. Approximately $4.3 million of this amount relates to the acquisition of WHI (see Note 3). These losses are limited to approximately $1.0 million each year in accordance with IRC Section 382.

                               LAI WORLDWIDE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(7) EMPLOYEE BENEFIT PLANS

PROFIT SHARING AND SAVINGS PLAN

         The Company maintains a defined contribution profit sharing plan covering substantially all employees. In August 1998, the plan was amended to add a 401(k) savings and Company matching feature. Company profit sharing and matching contributions are discretionary and are funded annually as approved by the Board of Directors. As of February 28, 1998, the Company had accrued for contributions totaling approximately $1.6 million, which is included in accrued compensation in the accompanying consolidated balance sheets. No amount was accrued as of February 28, 1999.

DEFERRED COMPENSATION PLAN

         The Company has deferred compensation agreements with 69 employees and former employees. Under the terms of the agreements, employees are eligible to make annual elections, on a calendar year basis, to defer a portion of their compensation. This compensation, together with accrued interest, is paid upon termination of the agreements, as defined. Effective January 1, 1999, the plan was amended to prohibit future deferrals of compensation to the plan. The present value of the obligation is recorded as deferred compensation in the accompanying consolidated balance sheets. Interest is earned on deferred amounts at a rate determined annually by the Company (6.25% at February 28, 1999).

         The Company is the beneficiary of whole life insurance policies with an aggregate cash surrender value of approximately $4.4 million and $5.8 million, and an aggregate face amount of $13.5 million and $22.3 million, as of February 28, 1998 and 1999, respectively. Proceeds from the policies are intended to fund the deferred compensation agreements.

EMPLOYEE STOCK PURCHASE PLAN

         The Company maintains an employee stock purchase plan (the "ESPP") covering all eligible employees meeting length of service requirements as specified in the ESPP. An aggregate of 200,000 shares of common stock is reserved for issuance under the ESPP. Eligible employees are given the right to purchase shares of common stock two times a year at a price equal to 85% of the then current market price of the common stock. The second purchase window for calendar year 1999 will be suspended due to the pending transaction with TMP Worldwide, Inc. (see Note 13).

(8) STOCK OPTION PLANS

         The Company has two employee stock option plans, the 1997 Omnibus Stock and Incentive Plan (the "1997 Plan") and the 1998 Omnibus Stock and Incentive Plan (the "1998 Plan"). Under the 1997 Plan and the 1998 Plan, incentive stock options, nonqualified stock options, stock appreciation rights, performance units, performance shares, restricted stock, restricted stock units and stock not subject to restrictions may be granted to employees of the Company at prices determined at the time of grant. Generally, incentive stock options, nonqualified stock options, restricted stock and restricted stock units will vest each year beginning on the first anniversary of the date of grant at 20-25% per year and will expire after 10 years. An aggregate of 950,000 and 1,500,000 shares of common stock is reserved for

                               LAI WORLDWIDE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


issuance under the 1997 Plan and the 1998 Plan, respectively. Certain options under the 1997 Plan and the 1998 Plan which have been granted to executive officers of the Company vest immediately upon the Company's stock price exceeding specified closing prices for a specified length of time as determined by the Board of Directors. If the specified criteria are not met, the options become 100% exercisable six years from the date of grant.

         The Company also maintains a non-employee directors' stock plan (the "Directors' Stock Plan"). An aggregate of 80,000 shares of common stock is reserved for issuance under the Directors' Stock Plan. Among other provisions, outside directors will annually receive options to purchase 5,000 shares of common stock at an exercise price equal to the market price of the common stock on the date of grant. The options will vest fully on the first anniversary of the date of grant and expire after ten years.

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 ("APB 25"), under which approximately $51,000 and $151,000 of compensation expense has been recognized for options with an exercise price less than the market price on the date of grant for the years ended February 28, 1998 and 1999, respectively. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which was effective for fiscal years beginning after December 15, 1995. SFAS 123 allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance of SFAS 123 been adopted.

         The Company adopted SFAS 123 for disclosure purposes during the year ended February 28, 1998. For SFAS 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumption: risk-free interest rates ranging from 4.2 to 6.4 percent, depending on the date of grant, expected life of 7 years, dividend rate of zero percent, and expected volatility of 45 percent and 66 percent for the years ended February 28, 1998 and 1999, respectively. Using these assumptions, the fair value of the stock options granted in the years ended February 28, 1998 and 1999, is approximately $10.9 million and $5.9 million, respectively. Had compensation cost been determined consistent with SFAS 123, utilizing the assumptions detailed above, the Company's net income (loss) and net income (loss) per share, as reported would have been the following pro forma amounts:

                                                                        1998                    1999
                                                                      --------                --------
                                                                    (IN THOUSANDS EXCEPT PER SHARE DATE)

Net income (loss)
     As reported                                                      $  3,880                $ (4,238)
     Pro forma                                                           3,399                  (5,938)

Basic net income (loss) per common stare
     As reported                                                      $   0.85                $  (0.58)
     Pro forma                                                            0.74                   (0.81)

Diluted net income (loss) per common and
   common equivalent share
     As reported                                                      $   0.82                $  (0.58)
     Pro forma                                                            0.72                   (0.81)

                               LAI WORLDWIDE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


         A summary of the Company's stock option plans' activity for the years ended February 28, 1998 and 1999 and a status of the Company's stock option plans as of February 28, 1999, is presented in the table and narrative below:

                                                                                            WEIGHTED-
                                                                                             AVERAGE
                                                                      NUMBER OF             EXERCISE
                                                                        SHARES                PRICE
                                                                      ----------            --------

Options outstanding at February 28, 1997                                      --            $     --

Option activity:
     Granted                                                           1,211,615               15.97
     Exercised                                                                --                  --
     Cancelled or expired                                                     --                  --
                                                                      ----------            --------
Options outstanding at February 28, 1998                               1,211,615               15.97
Option activity:
     Granted                                                           1,652,740               11.30
     Exercised                                                            (5,750)              12.00
     Cancelled or expired                                             (1,224,267)              16.35
                                                                      ----------            --------
Options outstanding at February 28, 1999                               1,634,338               10.99
                                                                      ==========            ========


                                                                   OPTIONS OUTSTANDING
                                         ------------------------------------------------------------------
                                               NUMBER                   WEIGHTED-                 WEIGHTED-
                                            OUTSTANDING                  AVERAGE                   AVERAGE
                                               AS OF                    REMAINING                 EXERCISE
RANGE OF EXERCISE PRICES                 FEBRUARY 28, 1999          CONTRACTUAL LIFE                PRICE
------------------------                 -----------------          ----------------              ---------

$ 5.63 -  8.00                                838,315                   10 years                   $  7.11
$ 8.50 - 12.00                                372,850                    9 years                     10.11
$17.88 - 21.50                                423,173                    9 years                     19.44

         As of February 28, 1998 and 1999, options to purchase an aggregate of 1,211,615 and 1,634,338 shares, respectively, were outstanding with a weighted average fair value of $9.02 and $6.25, respectively. Of the options outstanding at February 28, 1999, 136,380 were immediately exercisable with a weighted average exercise price of $15.74. No options were exercisable as of February 28, 1998. No options were granted during the year ended February 28, 1997.

         On October 8, 1998, the Compensation and Management Development Committee (the "Compensation Committee") of the Board of Directors approved a program to permit the exchange of certain outstanding options to purchase LAI common stock for a smaller number of newly issued options with lower exercise prices (the "Option Exchange Program"). The Option Exchange Program applied to options issued under the 1997 Plan and 1998 Plan with initial exercise prices of $12.00 per share or higher. Under the Option Exchange Program, such options were exchanged for options with initial exercise prices of $8.00 or $10.00. The closing price of the Company's common stock as reported on the Nasdaq Stock Market on October 8, 1998, was $6.75. A total of 943,175 options were exchanged for 632,640 newly granted options. These options are included in the option activity as cancelled or expired and granted, respectively.

                               LAI WORLDWIDE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(9) NET INCOME (LOSS) PER SHARE

         The Company adopted SFAS 128, "Earnings per Share" during the year ended February 28, 1998. Accordingly, basic and diluted earnings per share ("EPS") are shown on the face of the accompanying consolidated statements of operations. The following is a reconciliation of the numerator and denominator of basic EPS to diluted EPS.

                                                        FOR THE YEARS ENDED FEBRUARY 28,
                             ----------------------------------------------------------------------------------
                                              1997                                       1998
                             ----------------------------------------------------------------------------------

                             INCOME (LOSS)     SHARES       PER SHARE    INCOME (LOSS)    SHARES      PER SHARE
                              (NUMERATOR)   (DENOMINATOR)     AMOUNT      (NUMERATOR)  (DENOMINATOR)    AMOUNT
                              -----------   -------------     ------      -----------  -------------    ------

BASIC EPS
Income (loss) available to
   common stockholders          $  (567)         3,199        $(0.18)       $ 3,880         4,573       $  0.85
EFFECT OF DILUTIVE
   SECURITIES
Options                              --             --                           --           121
Convertible
   promissory
   note                              --             --                           14            57
                                -------        -------        ------        -------       -------       -------
DILUTED EPS
Income (loss) available to
   common stockholders +
   assumed conversions          $  (567)         3,199        $(0.18)       $ 3,894         4,751       $  0.82
                                =======        =======        ======        =======       =======       =======


                                   FOR THE YEARS ENDED FEBRUARY 28,
                               ----------------------------------------
                                                 1999
                               ----------------------------------------

                               INCOME(LOSS)       SHARES      PER SHARE
                                (NUMERATOR)    (DENOMINATOR)   AMOUNT
                                -----------    -------------   -------

BASIC EPS
Income (loss) available to
   common stockholders            $(4,238)         7,346        $(0.58)
EFFECT OF DILUTIVE
   SECURITIES
Options                                --             --            --
Convertible
   promissory
   note                                --             --            --
                                  -------        -------        ------
DILUTED EPS
Income (loss) available to
   common stockholders +
   assumed conversions            $(4,238)         7,346        $(0.58)
                                  =======        =======        ======

         Options to purchase 605,615 shares of common stock at prices ranging from $19.13 to $19.56 per share and options to purchase 1,634,338 shares of common stock at prices ranging from $5.63 to $21.50 and $833,000 of debt convertible into 32,829 shares of common stock were outstanding as of February 28, 1998 and 1999, respectively, but were not included in the computation of diluted EPS because the effect would be antidilutive.

(10) SEGMENT REPORTING

         During March 1999, the Company closed both its London and Hong Kong offices (see Note 13). Prior to that time, the Company was divided into two operating segments, domestic and international. Domestic operations were, and continue to be, conducted from offices located in most major cities throughout the United States. International operations were conducted from offices in London and Hong Kong. Both segments provided consulting services aimed specifically at solving their clients' leadership needs by identifying, evaluating, and recommending qualified candidates for senior executive positions primarily at Fortune 500 and large private companies exclusively on a retained basis.

         The Company evaluates each segment's performance based on its operating profit or loss. The Company did not have international operations for the years ended February 28, 1997 and 1998. Information concerning the operations of the Company's reportable segments for the year ended February 28, 1999, is as follows:

                               LAI WORLDWIDE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                          DOMESTIC       INTERNATIONAL    CONSOLIDATED
                                                          --------       -------------    ------------

                                                                         (IN THOUSANDS)

Fee revenue, net                                          $ 83,449          $  3,362         $ 86,811
Depreciation and amortization                               (2,155)             (241)          (2,396)
Restructuring charges                                           --            (3,543)          (3,543)
Operating income (loss)                                      6,531           (12,564)          (6,033)
Interest income                                              1,799                 7            1,806
Interest expense                                            (1,188)               --           (1,188)
Income tax (expense) benefit                                (3,453)            5,000            1,547
Purchases of property and equipment                          3,823             3,091            6,914
Total assets                                                95,980             7,843          103,823


(11) EQUITY TRANSACTIONS

         On November 16, 1998, the Company announced that it had adopted a Stockholder Rights Agreement. To implement this plan, the Company declared a dividend of one Preferred Stock Purchase Right on each outstanding share of the Company's common stock. The dividend distribution was payable to stockholders of record on November 16, 1998. The rights will be exercisable for fractions of a share of the Company's Series A Junior Participating Preferred Stock only if a person or group of persons acquires 20 percent or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of persons of 20 percent or more of the common stock.

         Subsequent to year end, the Company amended the Stockholder Rights Agreement to exclude TMP Worldwide, Inc. ("TMP") as an Acquiring Person, as defined in the agreement (see Note 13).

(12) COMMITMENTS AND CONTINGENCIES

     Future minimum lease payments, net of sublease income, under these leases are as follows:

              YEAR ENDING                                       AMOUNT
              -----------                                       ------
                                                            (IN THOUSANDS)

              February 29, 2000                                 $ 5,921
              February 28, 2001                                   5,795
              February 28, 2002                                   4,861
              February 28, 2003                                   4,470
              February 29, 2004                                   3,731
              Thereafter                                         17,140
                                                                -------
                                                                $41,918
                                                                =======

                               LAI WORLDWIDE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


         Rent expense totaled approximately $2.9, $3.4 and $7.7 million during the years ended February 28, 1997, 1998 and 1999, respectively. Certain real property leases provide for periods of free rent or escalating lease payments throughout the lease term. In accordance with generally accepted accounting principles, rent expense is recognized ratably over the term of the agreement.

LETTERS OF CREDIT

         As of February 28, 1999, the Company has four standby letters of credit totaling approximately $2.6 million at February 28, 1999. The letters of credit, which are required by certain lessors as security deposits, expire between August and December 1999.

LITIGATION

         The Company is involved in various legal actions arising in the normal course of business. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of these claims and actions outstanding will not have a material adverse effect on the Company's financial position or results of operations.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with certain executive officers which provide for minimum compensation under certain circumstances. The agreements also provide for a payment of amounts up to three times their annual salary if a change in control, as defined, of the Company occurs and include a covenant against competition with the Company which extends for two to three years after termination. In the event all the covered executives elected to terminate their employment during a specified period following a change in control, the Company's maximum liability would be approximately $5.2 million.

(13) SUBSEQUENT EVENTS

ACQUISITION BY TMP WORLDWIDE, INC.

         Effective as of March 11, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with TMP Worldwide, Inc. ("TMP"), pursuant to which TMP is to acquire LAI in a pooling of interests transaction. Under the terms of the Agreement, each share of LAI common stock or option to purchase LAI common stock will be exchanged for a specified number of shares of TMP common stock or options to purchase TMP common stock, respectively. The Merger Agreement is subject to customary closing conditions, including approval by the shareholders of LAI.

INTERNATIONAL OPERATIONS

         In March 1999, the Company completed a second review of its international operations and assessed the impact of the actions taken as a result of the decision made in December 1998, to significantly reduce the size and scope of its London office (see Note 2). The Company determined that projections for revenues from international operations were not being met. Consistent with its previously stated intentions to prevent further operating losses from international operations in fiscal 2000, the Company determined to immediately enact a plan of closure for its two international offices. In accordance with this plan, both the London and Hong Kong offices were closed during the first quarter of fiscal 2000. The Company expects that the office closures will result in further restructuring charges which will be recorded in the first quarter of fiscal 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 25th day of May, 1999.

                                         LAI WORLDWIDE, INC.



                                         By:   /s/ ROBERT L. PEARSON
                                            ------------------------------------
                                                    Robert L. Pearson,
                                            Chairman and Chief Executive Officer


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

                      SIGNATURE                                      TITLE                       DATE
                      ---------                                      -----                       ----

                /s/ ROBERT L. PEARSON                        Chief Executive Officer         May 25, 1999
------------------------------------------------------  and Director (Principal Executive
                  Robert L. Pearson                                 Officer)


              /s/ PATRICK J. MCDONNELL                     President, Chief Operating        May 25, 1999
------------------------------------------------------        Officer and Director
                Patrick J. McDonnell


               /s/ PHILIP R. ALBRIGHT                         Vice President, Chief          May 25, 1999
------------------------------------------------------          Financial Officer
                 Philip R. Albright                      (Principal Accounting Officer)


                /s/ RICHARD L. BAIRD                        Executive Vice President         May 25, 1999
------------------------------------------------------
                  Richard L. Baird


                 /s/ JOE D. GOODWIN                                 Director                 May 25, 1999
------------------------------------------------------
                   Joe D. Goodwin


                 /s/ RODERICK C. GOW                                Director                 May 25, 1999
------------------------------------------------------
                   Roderick C. Gow


                 /s/ JOHN F. JOHNSON                                Director                 May 25, 1999
------------------------------------------------------
                   John F. Johnson


                 /s/ NEAL L. MASLAN                                 Director                 May 25, 1999
------------------------------------------------------
                   Neal L. Maslan


               /s/ JOHN S. ROTHSCHILD                               Director                 May 25, 1999
------------------------------------------------------
                 John S. Rothschild


                  /s/ RAY J. GROVES                                 Director                 May 25, 1999
------------------------------------------------------
                    Ray J. Groves

                      SIGNATURE                                      TITLE                       DATE
                      ---------                                      -----                       ----

                /s/ RICHARD W. POGUE                                Director                 May 25, 1999
------------------------------------------------------
                  Richard W. Pogue

                  /s/ JOHN C. POPE                                  Director                 May 25, 1999
------------------------------------------------------
                    John C. Pope

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To LAI Worldwide, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of LAI Worldwide, Inc. included in this Form 10-K and have issued our report thereon dated April 7, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index in Item 16(b) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                         ARTHUR ANDERSEN LLP



Tampa, Florida,
     April 7, 1999

                                                                     SCHEDULE II

                               LAI WORLDWIDE, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                       ADDITIONS
                                                             -----------------------------
                                            BALANCE AT       CHARGED TO       AMOUNT ADDED                       BALANCE AT
                                             BEGINNING        COST AND          THROUGH                            END OF
DESCRIPTION                                  OF PERIOD        EXPENSES        ACQUISITIONS      DEDUCTIONS         PERIOD
                                             ---------        --------        ------------      ----------         -------

Year ended February 28, 1997
     Allowance for doubtful accounts          $   625          $   225          $    --           $    --          $   850
     Accrued restructuring charges                 --               --               --                --               --

Year ended February 28, 1998
     Allowance for doubtful accounts              850              450              820                --            2,120
     Accrued restructuring charges                 --               --               --                --               --

Year ended February 28, 1999
     Allowance for doubtful accounts            2,120            1,130               --                --            3,250
     Accrued restructuring charges                 --            3,543               --             2,966              577