Form 10-Q
period 1999-05-31
LAI WORLDWIDE INC
filed 1999-07-09
CIK 1038315

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

                         Commission File Number 0-22645

                               LAI WORLDWIDE, INC.
--------------------------------------------------------------------------------
              (Exact Name of Registrant as Specified in its Charter)
--------------------------------------------------------------------------------

            Florida                                       59-3547281
-------------------------------                  -------------------------------
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

         At June 30, 1999, the Registrant had outstanding 8,024,071 shares of $.01 par value common stock.

                               LAI WORLDWIDE, INC.
                                      INDEX



                                                                                                Page
                                                                                                ----

PART I.       FINANCIAL INFORMATION

         Item 1.    Financial Statements

                      Condensed Consolidated Statements of Operations
                           for the three-month periods
                           ended May 31, 1999 and 1998                                            3


                      Condensed Consolidated Balance Sheets at
                           May 31, 1999 and February 28, 1999                                     4


                      Condensed Consolidated Statements of Cash Flows
                           for the three-month periods ended
                           May 31, 1999 and 1998                                                  5


                      Notes to Condensed Consolidated Financial Statements                        6

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                    10

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk                   13

PART II. OTHER INFORMATION                                                                       14

SIGNATURES                                                                                       17

                               LAI WORLDWIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                                   Three Months Ended
                                                                                         May 31,
                                                                         --------------------------------------
                                                                               1999                 1998
                                                                         -----------------    -----------------

 Fee revenue, net                                                            $   18,964           $   23,494

 Operating expenses:
    Compensation and benefits                                                    16,520               17,317
    General and administrative                                                   12,978                3,718
    Goodwill amortization                                                           194                  206
    Restructuring charges                                                         2,789                   --
                                                                             ----------          -----------
       Total operating expenses                                                  32,481               21,241
                                                                             ----------          -----------

 Operating income (loss)                                                        (13,517)               2,253
 Other income (expense), net                                                        259                 (118)
                                                                             ----------          -----------
 Income (loss) before income taxes                                              (13,258)               2,135
 Income tax expense (benefit)                                                    (5,436)                 938
                                                                             ----------          -----------

       Net income (loss)                                                     $   (7,822)         $     1,197
                                                                             ----------          -----------
                                                                             ----------          -----------

 Basic net income (loss) per common share                                    $     (.97)         $       .21
                                                                             ----------          -----------
                                                                             ----------          -----------

    Weighted average common shares                                                8,046                5,625
                                                                             ----------          -----------
                                                                             ----------          -----------

 Diluted net income (loss) per common and common equivalent share            $     (.97)         $       .20
                                                                             ----------          -----------
                                                                             ----------          -----------

    Weighted average common and common equivalent shares                          8,046                6,005
                                                                             ----------          -----------
                                                                             ----------          -----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LAI WORLDWIDE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                              May 31,            February 28,
                                                                                               1999                  1999
                                                                                           -------------        -------------
                                                                                           (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                               $   20,535           $   29,899
   Accounts receivable, less allowance of $3,795 and $3,250, respectively                      19,987               22,419
   Prepaid expenses                                                                               673                  628
   Refundable income taxes                                                                        870                3,591
   Deferred tax assets                                                                          3,201                2,438
                                                                                           ----------           ----------
      Total current assets                                                                     45,266               58,975
                                                                                           ----------           ----------
Property and equipment, net of accumulated depreciation and amortization
 of $5,093 and $4,228, respectively                                                             9,006                9,521
Deferred tax assets                                                                             9,341                4,927
Goodwill, net of accumulated amortization of $987 and $793, respectively                       22,298               22,492
Other assets                                                                                    7,764                7,908
                                                                                           ----------           ----------
      Total assets                                                                          $  93,675            $ 103,823
                                                                                           ----------           ----------
                                                                                           ----------           ----------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                                $    4,900           $    6,027
   Accrued compensation                                                                         7,435                8,234
   Current maturities of long-term debt                                                         1,418                3,004
   Accrued restructuring charges                                                                1,281                  577
                                                                                           ----------           ----------
      Total current liabilities                                                                15,034               17,842
                                                                                           ----------           ----------
Accrued rent                                                                                    1,101                1,279
Deferred compensation                                                                           8,949                8,239
Long-term debt, less current maturities                                                         2,878                2,903
                                                                                           ----------           ----------
Commitments and contingencies
Stockholders' equity:
   Preferred stock; $0.01 par value; 3,000,000 shares authorized; no
      shares issued and outstanding                                                                --                   --
   Common stock; $0.01 par value; 35,000,000 shares authorized;
      8,120,427 and 8,112,927 shares issued, respectively, and 8,024,071
      and 8,082,953 shares outstanding, respectively                                               82                   82
   Additional paid-in capital                                                                  77,497               78,065
   Unamortized stock-based compensation                                                        (1,747)              (2,732)
   Common stock in treasury, at cost;  96,356 and 29,974 shares, respectively                    (619)                (196)

   Cumulative translation adjustments                                                              18                   37
   Retained earnings                                                                           (9,518)              (1,696)
                                                                                           ----------           ----------





      Total stockholders' equity                                                               65,713               73,560
                                                                                           ----------           ----------
                                                                                           ----------           ----------
      Total liabilities and stockholders' equity                                            $  93,675            $ 103,823
                                                                                           ----------           ----------
                                                                                           ----------           ----------



The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LAI WORLDWIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                                   Three Months
                                                                                                   Ended May 31,
                                                                                       -------------------------------
                                                                                             1999               1998
                                                                                       -----------------  ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                     $  (7,822)         $   1,197
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                                            789                295
       Write-down of property and equipment                                                   1,088                 --
       Goodwill amortization                                                                    194                206
       Amortization of deferred compensation                                                     (5)                88
       Changes in operating assets and liabilities                                             (635)           (12,843)
                                                                                          ---------          ---------
          Net cash used in operating activities                                              (6,391)           (11,057)
                                                                                          ---------          ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                     (1,362)              (775)
    Investment in life insurance                                                                 --               (467)
    Acquisition of Ward Howell International, Inc.                                               --             (8,092)
                                                                                          ---------          ---------
          Net cash used in investing activities                                              (1,362)            (9,334)
                                                                                          ---------          ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of debt                                                                       (1,611)               (31)
                                                                                          ---------          ---------
          Net cash used in financing activities                                              (1,611)               (31)
                                                                                          ---------          ---------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (9,364)           (20,422)
 CASH AND CASH EQUIVALENTS, at beginning of period                                           29,899             23,780
                                                                                          ---------          ---------
                                                                                          ---------          ---------
 CASH AND CASH EQUIVALENTS, at end of period                                              $  20,535          $   3,358
                                                                                          ---------          ---------
                                                                                          ---------          ---------



The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LAI WORLDWIDE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



Note 1.  Organization

LAI Worldwide, Inc. and its wholly-owned subsidiaries ("LAI" or the "Company") provide consulting services aimed specifically at solving its clients' leadership needs by identifying, evaluating and recommending qualified candidates for senior level positions. LAI provides executive search and selection services exclusively on a retained basis primarily in the United States.

Note 2.  Condensed Consolidated Financial Statements

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of May 31, 1999, and February 28, 1999, and the results of operations for the three-month periods ended May 31, 1999 and 1998, and cash flows for the three-month periods ended May 31, 1999 and 1998.

The condensed consolidated financial statements include the financial position and results of operations of the Company and its wholly-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated.

These condensed consolidated financial statements, including the condensed consolidated balance sheet as of February 28, 1999, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's fiscal year 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 27, 1999.

Certain prior year balances have been reclassified in order to conform to the current year financial statement presentation.

Note 3.  Merger with TMP Worldwide, Inc.

Effective as of March 11, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with TMP Worldwide, Inc. ("TMP"), pursuant to which TMP is to merge with LAI in a pooling of interests transaction. Under the terms of the Agreement, each share of LAI common stock or option to purchase LAI common stock will be exchanged for a specified number of shares of TMP common stock or options to purchase TMP common stock, respectively. The Merger Agreement is subject to customary closing conditions, including approval by the shareholders of LAI.

Note 4.  Restructuring Charges

During the first and second quarters of fiscal 1999, the Company focused its growth strategy on international expansion, opening offices in London, England and Wanchai, Hong Kong. This expansion involved the hiring of 15 executive search consultants and 47 support staff, principally in London. Due to economic conditions and the inherent difficulties in establishing start-up operations, revenues from international operations were less than projected, resulting in substantial losses from this business segment. As a result, in December 1998, the Company decided to significantly reduce the size and scope of its London office. A restructuring charge of approximately $3.5 million was recorded in the fourth quarter of fiscal 1999.

 In March 1999, the Company completed a second review of its international operations and assessed the impact of the actions taken in fiscal 1999. The Company determined that the projections for revenues from international operations were not being met. The Company immediately enacted a plan of closure for its two international offices. In connection with the closure, the Company recorded a restructuring charge of approximately $2.8 million. This charge included approximately $900,000 for write-downs of abandoned assets, approximately $800,000 of severance benefits payable to 24 employees whose positions were eliminated and approximately $1.0 million of legal and other costs directly related to the restructuring. A summary of the changes in the accrued expenses related to the restructuring is as follows:



                               Balance at                 Charged to                                             Balance at
                            February 28, 1999          Costs and Expenses            Deductions                 May 31, 1999
                          ----------------------     ----------------------     ----------------------    -----------------------
                                                                     (in thousands)
Fiscal 1999
restructuring                        $  577                     $  116                     $  198                    $  495

Fiscal 2000
restructuring                            --                      2,673                      1,887                       786
                          ----------------------     ----------------------     ----------------------    -----------------------
                                     $  577                     $2,789                     $2,085                    $1,281


Note 5.  Advertising Costs

In May 1999, the Company entered into a four-year co-operative advertising arrangement with TMP, under which the Company agreed to provide $10 million in television and print advertising in May and June 1999. As a result, the Company recorded $7.6 million in advertising costs during May 1999.

Note 6.  Net Income (Loss) Per Common and Common Equivalent Share

Basic net earnings per common share ("basic EPS") was determined by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per common and common equivalent share ("diluted EPS") was determined by dividing the net income (loss) by the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options using the treasury stock method and from convertible debt assuming conversion upon issuance. The following reconciles the numerator and denominator of basic EPS to diluted EPS:


                                            Three Months Ended                                Three Months Ended
                                               May 31, 1999                                      May 31, 1998
                               ----------------------------------------------   -----------------------------------------------
                               Income (loss)    Shares           Per-Share      Income (loss)       Shares         Per-Share
                                (Numerator)  (Denominator)         Amount        (Numerator)     (Denominator)       Amount

                                                      (dollars in thousands, except per share amounts)
 BASIC EPS
 Income (loss) available to
    common stockholders          $(7,822)         8,046            $ (.97)         $ 1,197          5,625           $   .21
 EFFECT OF DILUTIVE SECURITIES
 Options                              --             --                                 --            322
 Convertible promissory note          --             --                                 12             58
                               ------------   --------------                     ------------   --------------
 DILUTED EPS
 Income (loss) available to
    common stockholders +
    assumed conversions          $(7,822)         8,046            $ (.97)          $1,209          6,005           $   .20
                                 -------          -----            ------           ------          -----           -------
                                 -------          -----            ------           ------          -----           -------



Note 7.  Comprehensive Income

Comprehensive income is as follows:


                                                                Three Months Ended
                                                                      May 31,
                                                       ---------------------------------
                                                             1999                 1998
                                                       -----------------    ------------
                                                                  (in thousands)
Net income (loss)                                         $  (7,822)           $   1,197
Other comprehensive income (loss), net of tax:
      Cumulative translation adjustment                          18                    4
                                                          ---------            ---------

Comprehensive income (loss)                               $  (7,804)           $   1,201
                                                          ---------            ---------
                                                          ---------            ---------

Note 8.  Segment Reporting

During March 1999, the Company closed both its London and Hong Kong offices (see
Note 4). Prior to that time, the Company was divided into two operating segments, domestic and international. Domestic operations were, and continue to be, conducted from offices located in most major cities throughout the United States. International operations were conducted from offices in London and Hong Kong. Both segments provided consulting services aimed specifically at solving their clients' leadership needs by identifying, evaluating, and recommending qualified candidates for senior executive positions primarily at Fortune 500 and large private companies exclusively on a retained basis.

The Company evaluates each segment's performance based on its operating profit or loss.

Information concerning the operations of the Company's reportable segments is as follows:


                                                     Three Months Ended
                                                          May 31,
                                                ------------------------------
                                                 1999                  1998
                                                --------              --------
                                                        (in thousands)
Fee revenue, net:
     Domestic                                   $ 18,844              $ 23,494
     International                                   120                    --
                                                --------              --------
     Consolidated                               $ 18,964              $ 23,494
                                                --------              --------
                                                --------              --------

Restructuring charges:
     Domestic                                  $      --             $      --
     International                                 2,789                    --
                                                --------              --------
     Consolidated                              $   2,789             $      --
                                                --------              --------
                                                --------              --------

Operating income (loss):
     Domestic                                   $(10,355)             $   2,572
     International                                (3,162)                  (319)
                                                --------              --------
     Consolidated                               $(13,517)             $   2,253
                                                --------              --------
                                                --------              --------



                                                 May 31,
                                                  1999
                                                --------
Total assets:
     Domestic                                   $ 89,110
     International                                 4,565
                                                --------
     Consolidated                               $ 93,675
                                                --------
                                                --------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

During the first and second quarters of fiscal 1999, LAI focused its growth strategy on international expansion, opening offices in London, England and Wanchai, Hong Kong. This expansion involved the hiring of 15 executive search consultants and 47 support staff, principally in London. LAI also signed exclusivity and confidentiality letter agreements in December 1998, with Futura Beteiligungs GmbH ("Futura"), the majority owner of Neumann Holding AG, one of Europe's largest executive search and assessment consulting firms. The parties entered into preliminary talks about the possibility of LAI acquiring Futura. These talks were terminated in March 1999, when LAI signed the Merger Agreement with TMP.

Due to economic conditions and the inherent difficulties in establishing start-up operations, revenues for the London and Hong Kong offices were less than projected, resulting in substantial losses from LAI's international business segment. As a result, in December 1998, LAI decided to significantly reduce the size and scope of its London office. In connection with this downsizing, a restructuring charge of approximately $3.5 million was recorded. This charge included write-downs of abandoned assets, severance benefits payable to international employees whose positions were eliminated, and legal and other costs directly related to the restructuring.

In March 1999, LAI completed a second review of its international operations and assessed the impact of the actions taken as a result of the decision made in December 1998. LAI determined that projections for revenues from international operations were not being met. Consistent with its previously stated intentions to prevent further operating losses from international operations in fiscal 2000, LAI immediately enacted a plan of closure for its two international offices. In accordance with this plan, both the London and Hong Kong offices were closed during the first quarter of fiscal 2000. The office closures resulted in a further restructuring charge of $2.8 million during the first quarter of fiscal 2000.

FISCAL 2000 COMPARED TO FISCAL 1999

FEE REVENUE. The Company's fee revenue decreased $4.5 million, or 19.3%, to $19.0 million for the three-month period ended May 31, 1999, from $23.5 million for the same period in fiscal 1999.

The Company's domestic revenue decreased $4.7 million, or 19.8%, to $18.8 million for the three-month period ended May 31, 1999, from $23.5 million for the same period in fiscal 1999. This decrease is attributable to a 23.5% decrease in the average revenue per consultant employed for a full year to $169,000 for the three-month period ended May 31, 1999, from $221,000 for the same period in fiscal 1999. The average first-year cash compensation of positions for which the Company conducted searches increased 13.4% to $228,000 for the three-month period ended May 31, 1999, from $201,000 for the same period in fiscal 1999. As of May 31, 1999, the

Company employed 116 consultants domestically, compared to 115 domestic consultants employed as of May 1998.

The Company's selection services, LAIcompass.com ("Compass"), launched during the first quarter of fiscal 2000, accounted for 1.0% of the Company's domestic revenue for the three-month period ended May 31, 1999.

Revenues from international operations, which commenced in May 1998, and ended in March 1999, accounted for less than 1.0% of total Company revenue for the three-month period ended May 31, 1999.

COMPENSATION AND BENEFITS. Compensation and benefits decreased $797,000, or 4.6%, to $16.5 million for the three-month period ended May 31, 1999, from $17.3 million for the same period in fiscal 1999. As a percentage of fee revenue, compensation and benefits increased to 87.1% for the three-month period ended May 31, 1999, compared to 73.7% for the same period in fiscal 1999.

Domestic compensation and benefits decreased $762,000, or 4.4%, to $16.4 million for the three- month period ended May 31, 1999, from $17.2 million for the same period in fiscal 1999. As a percentage of domestic fee revenue, domestic compensation and benefits increased to 87.1% for the three-month period ended May 31, 1999, compared to 73.1% for the same period in fiscal 1999. This increase was primarily due to spreading compensation and benefits for the Company's administrative and support staff, which are primarily fixed, over a smaller fee revenue base.

Compass accounted for 1.8% of the Company's domestic compensation and benefits expense for the three-month period ended May 31, 1999.

International compensation and benefits accounted for less than 1.0% of total Company compensation and benefits expense for the three-month period ended May 31, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $9.3 million to $13.0 million for the three-month period ended May 31, 1999, from $3.7 million for the same period in fiscal 1999. As a percentage of fee revenue, general and administrative expenses increased to 68.4% for the three-month period ended May 31, 1999, compared to 15.8% for the same period in fiscal 1999.

Domestic general and administrative expenses increased $9.1 million to $12.6 million for the three-month period ended May 31, 1999, from $3.5 million for the same period in fiscal 1999. As a percentage of domestic fee revenue, domestic general and administrative expenses increased to 66.8% for the three-month period ended May 31, 1999, compared to 15.1% for the same period in fiscal 1999. This increase was primarily due to television advertising costs of $7.6 million incurred in May 1999. The Company entered into a four-year co-operative advertising arrangement with TMP in May 1999, under which the Company agreed to provide $10 million in television and print advertising in May and June 1999. The television advertising campaign was designed to promote the Company's relationship with TMP's Monster.com Internet site and the availability of the link to LAIcompass.com from Monster.com. The Company also recorded a charge of approximately $870,000 related to excess capacity in three of its offices and approximately $650,000 of expenses related to the proposed merger with TMP.

International general and administrative expenses accounted for 3.0% of total Company general and administrative expenses for the three-month period ended May 31, 1999.

GOODWILL AMORTIZATION. Goodwill amortization was $194,000 for the three-month period ended May 31, 1999, compared to $206,000 for the same period in fiscal 1999.

OPERATING INCOME (LOSS). For the three-month period ended May 31, 1999, the Company experienced an operating loss of $13.5 million compared to operating income of $2.3 million for the same period in fiscal 1999. This decrease was primarily due to increased general and administrative expenses as a percentage of revenues as previously discussed.

RESTRUCTURING CHARGES. Restructuring charges were $2.8 million for the three-month period ended May 31, 1999, and related to the closure of the Company's two international offices. See Note 4 to the accompanying Condensed Consolidated Financial Statements.

OTHER INCOME,(EXPENSE) NET. For the three-month period ended May 31, 1999, the Company generated other income of $259,000 compared to other expense of $118,000 for the same period in fiscal 1999.

INCOME TAX EXPENSE (BENEFIT). The effective income tax rate for the three-month period ended May 31, 1999, of 41.0% varied from the statutory rate of 34% due to state and foreign income tax effects net of the non-deductibility of certain expenses, including goodwill amortization, premiums on key person life insurance policies, and a portion of meals and entertainment. The Company's United Kingdom subsidiary was treated as a branch operation for tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

The Company relies primarily upon cash flows from operations and available borrowings under its credit facilities to finance its operations. During the three-month period ended May 31, 1999, cash used in operations was approximately $6.4 million. To provide additional liquidity, the Company maintains a line of credit which provides for maximum borrowings of $25.0 million bearing interest at various rates based on either a LIBOR index or the bank's prime lending rate, as determined at the Company's option. No borrowings on the line of credit were outstanding at May 31, 1999 or 1998.

Capital expenditures totaled approximately $1.4 million for the three-month period ended May 31, 1999. These expenditures consisted primarily of upgrades to information systems. Cash used in financing activities for the three-month period ended May 31, 1999, was approximately $1.6 million and reflects the repayment of debt.

The Company believes that funds from operations, its credit facilities, and the net proceeds from its 1999 secondary public offering will be sufficient to meet its anticipated working capital, capital expenditure and general corporate requirements for the foreseeable future.

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

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements that are based on the current beliefs and expectations of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. Such statements include those regarding general economic and executive search industry trends and the Company's ability to successfully execute its operational strategies.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. These potential risks and uncertainties include dependence on attracting and retaining qualified executive search consultants, portability of client relationships, the proposed acquisition by TMP, difficulties in managing growth, restrictions imposed by blocking arrangements, competition, reliance on information processing systems, Year 2000 compliance issues, and development of LAIcompass.com. In addition to the factors noted above, other risks, uncertainties, assumptions, and factors that could affect the Company's financial results are described in the Company's fiscal year 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 27, 1999.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any material exposure associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

                           PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

          a.  Exhibits


Exhibit
Number        Description
------        -----------
 2.1 (4)      --Agreement and Plan of Merger dated February 27, 1998, by and among Lamalie Associates, Inc., LAI Mergersub, Inc. and Ward
                Howell International, Inc.

 2.2 (4)      --Asset  Purchase  Agreement dated December 29, 1997, by and among
                Lamalie Associates, Inc., Chartwell Partners International, Inc.
                and David M. DeWilde

 2.3 (6)      --Agreement and Plan of Merger dated December 23, 1998, by and among Lamalie Associates, Inc., Registrant and LAI MergerSub, Inc.

 2.4 (8)      --Agreement and Plan of Merger dated March 11, 1999, by and among
                LAI Worldwide, Inc., TMP Worldwide, Inc. and TMP Florida
                Acquisition Corp.

 3.1 (6)      --Articles of Incorporation of the Registrant as now in effect

 3.2 (6)      --Bylaws of the Registrant as now in effect

 4.1 (6)      --Form of Common Stock Certificate

 4.2 (6)      --Stockholder Rights Agreement dated December 30, 1998, between
                Registrant and ChaseMellon Shareholder Services, L.L.C.

 4.3 (8)      --Amendment to Stockholder Rights Agreement

 10.1 (6)     --1997 Omnibus Stock and Incentive Plan as now in effect

 10.2 (6)     --Non-Employee Directors' Stock Option Plan as now in effect

 10.3 (6)     --Profit Sharing and Savings Plan as now in effect

 10.4 (6)     --1997 Employee Stock Purchase Plan as now in effect

 10.5 (1)     --Form of Agreement for Deferred Compensation Plan

 10.6 (1)     --Managing Partners' Compensation Plan +

 10.7 (1)     --Partners' Compensation Plan +

 10.8 (1)     --Employment Agreement for Mr. Gow +

 10.9 (6)     --1998 Omnibus Stock and Incentive Plan as now in effect


Exhibit
Number        Description
------        -----------
 10.10 (1)    --Employment Agreement for Mr. Rothschild +

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

 10.12 (6)    --Directors' Deferral Plan as now in effect

 10.13 (3)    --Employment Agreement with Robert L. Pearson dated October 8,
                1997

 10.14 (4)    --Form of Employment Agreement for Former Ward Howell
                International, Inc. Shareholders

 10.15 (5)    --Employment Agreement with Patrick J. McDonnell dated September
                15, 1998

 10.16 (7)    --Letter Agreement with Philip R. Albright dated November 9, 1998

 10.17 (7)    --Credit Agreement with NationsBank, including amendment thereto

 10.18 (9)    --Employment Agreement with Richard L. Baird dated January 18,
                1999

 10.19 (9)    --Letter Agreement with Joe D. Goodwin dated January 28, 1999

 10.20 (9)    --Letter Agreement with Philip R. Albright dated February 25, 1999

 10.21 (9)    --Settlement Agreement with former Ward Howell International, Inc.
                Shareholders dated April 14, 1999

 10.22 (9)    --Co-op Advertising Agreement between TMP Interactive, Inc. and
                LAI Worldwide, Inc. dated May 7, 1999

 10.23 (9)    --Advertising Agreement between TMP Interactive, Inc. and LAI
                Worldwide, Inc. dated May 7, 1999

 21.1 (9)     --Subsidiaries of the Registrant

 27           --Financial Data Schedule (for SEC use only)

 (1) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-26027), originally filed April 29, 1997, as amended and as effective July 1, 1997.


Exhibit
Number        Description
------        -----------
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

 (9) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended February 28,
     1999, filed on May 27, 1999.

     + Confidential treatment has been granted with respect to portions of this Exhibit.

       (b) Reports on Form 8-K.

During the quarter ended May 31, 1999, the Company filed a Current Report on Form 8-K on March 22, 1999, describing under "Item 5. Other Events," the proposed merger of the Company with TMP Worldwide, Inc. No financial statements were filed with this report.

                               LAI WORLDWIDE, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's principal financial officer, thereunto duly authorized.




July 9, 1999                 LAI WORLDWIDE, INC.
                             (Registrant)





                             By: /s/ Philip R. Albright
                             -----------------------------------------------
                             Philip R. Albright
                             Chief Financial Officer
                             (Authorized officer of Registrant and principal financial officer)